Form 10-K405
period 1997-12-31
ASTROPOWER INC
filed 1998-03-30
CIK 885672

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    [Fee Required]
    For the fiscal year ended December 31, 1997.

                                      OR

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    [No Fee Required]
    For the transition period from       to
    Commission file Number 333-42591

                               ASTROPOWER, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 51-0315869
   (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)


                                                       19716-2000
       SOLAR PARK, NEWARK, DE                          (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICERS)

  Registrant's telephone number, including area code (302) 366-0400

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
-------------------------------------------------------------------------------
                               (TITLE OF CLASS)
-------------------------------------------------------------------------------
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [_] Yes [_] No

  (Registrant became subject to filing requirements on February 12, 1998.)

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of March 20, 1998, 8,521,355 shares of $0.01 per value common stock were outstanding. The aggregate market value of shares held by non-affiliates as of March 20, 1998 was $44,125,613 based on the bid price of the Common Stock on that date.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

  This Annual Report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this document, the words "anticipate", "believe", "estimate", "expect", "going forward", and similar expressions, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

ITEM 1. BUSINESS

  AstroPower, Inc. ("AstroPower" or the "Company") develops, manufactures, markets and sells photovoltaic "PV" solar cells, modules and panels for generating solar electric power. Solar cells are semiconductor devices which convert sunlight directly into electricity. Solar electric power is used off the electric utility grid for many applications in the communications and transportation industries and in remote villages and homes. Solar electric power is also used in on-grid applications by existing electric utility customers to provide a clean, renewable source of alternative or supplementary electric power.

THE SOLAR ELECTRIC POWER MARKET

  PV Energy Systems Inc., an independent solar energy research firm ("PV Energy Systems") estimates 1997 worldwide solar electric power industry shipments at 114 MW, corresponding to system revenues of approximately $1.8 billion. Over the 17 year period since 1980, industry shipments have increased at a compound annual rate of 22% and are forecast to continue to increase through the year 2005 at an approximate compound annual rate of 24%. In particular, the solar electric power market has grown by approximately 43% from 1996 to 1997. The growth of the solar electric power market is being driven by the expanding number of rapidly growing needs for electricity off-grid where solar electric power is the most cost-effective energy source and by widespread demand for an environmentally friendly alternative source of on-grid electricity. Current demand for solar electric power systems significantly exceeds aggregate industry manufacturing capacity. The Company expects that, due to its low-cost Silicon-Film(TM) products, it will experience revenue growth rates in excess of the market's overall growth rate.

  The use of solar electric power in commercial applications has grown over the past two decades from initial satellite power supplies to a diversified industry serving a large variety of terrestrial applications. Solar electric power systems supply electrical power using only sunlight as "fuel", producing electricity even under low light conditions on cloudy days. Because of their reliability, modularity, low maintenance and lack of conventional fuel requirements, such systems are used for a wide variety of stand-alone (not connected to a utility network or grid) applications where conventional sources of power are impractical or too expensive.

  Solar electric power systems compete in their commercial use with other sources of off-grid electric power, such as diesel engine generators. Solar electric power systems are also used to supplement power from electric utility grids. The electric power industry comprises one of the world's largest industrial segments, with annual equipment revenues in excess of $200 billion. Currently, annual shipments of electric power equipment, as defined by equipment capacity, are approximately 90,000 MW. By contrast, shipments of solar electric power systems are only about 0.1% of the electrical generating capacity installed each year. Since the scale of solar electric power shipments is very small compared to that of the electric power equipment industry as a whole, small changes in solar electric power cost can have a material impact on the size of the solar electric power equipment industry.

SOLAR ELECTRIC POWER PRODUCTS

  The solar electric power industry sells four main classes of products: solar cells, modules, panels and systems. Solar Cells are semiconductor devices that convert light, usually sunlight, directly into electricity according to a phenomenon of physics known as the photovoltaic effect. The rated power of the typical solar cells ranges from 1.0 to 3.3 watts. Modules are assemblies of solar cells connected together and encapsulated in a weatherproof package. The rated power of typical modules ranges from 50 to 120 watts. Industry revenues in 1997 at the module level were estimated to be approximately $450 million. Panels are assemblies of several modules connected together.

  Solar electric power systems typically include one or more modules, a storage battery and electric equipment for power conditioning and control. As noted above, 1997 industry revenue at the system level is estimated to be $1.8 billion.

                         SOLAR ELECTRIC POWER PRODUCTS
LOGO

ASTROPOWER'S MANUFACTURING TECHNOLOGY

  The conventional processing technology used to process raw silicon into wafers comprises one-half to two-thirds of the total cost of a solar cell. The raw material is formed into ingots of single crystal silicon, or blocks of polycrystalline silicon, and must be sawed into wafers in a time-consuming and costly process that also results in significant waste of material. As solar cell sizes become larger, the limitations of the block-forming and ingotforming processes and the wafer sawing process become more acute and add significantly more expense. The Company has developed new technology that it believes avoids costs inherent in conventional silicon wafer processing and provides an important competitive advantage in the solar electric power market. The Company believes it is uniquely positioned to capture increasing market share as a result.

  New Low-Cost Silicon-Film(TM) Technology. The Company's Silicon-Film(TM) technology involves a continuous production process to manufacture crystalline silicon sheets and layers. This proprietary process is designed to substantially reduce wafer cost while retaining the appearance, performance, stability and reliability of conventionally-manufactured silicon wafers. The Company believes that its proprietary Silicon-Film(TM) process is different from any other process presently identified for producing solar cells and that its Silicon-Film(TM) technology offers a number of advantages for both wafer and solar cell production including:

    Low-cost raw material. The Silicon-Film(TM) process does not require the use of high-purity silicon as raw material feedstock for the process.

    Continuous process. Silicon-Film(TM) technology is a continuous sheet manufacturing process, leading to lower capital costs and lower manufacturing cost than conventional batch processes.

    Size versatility. Silicon-Film(TM) wafers and solar cells can be manufactured to virtually any desired size (at least up to 12 inches by 24 inches). This provides the ability to make a large variety of solar cell and module designs, capturing economies of scale in both manufacturing and material utilization.

    Ease of scale-up. The Silicon-Film(TM) process uses equipment that is easily scaled up for large volume production wafers.

    Technology base. The Silicon-Film(TM) process capitalizes on an existing base of silicon material technology and market experience already established for the solar cell and semiconductor industries.

    Potential for new products. Silicon-Film(TM) technology offers the promise of a series of new products based on improvement of existing technology and development of next-generation technologies.

  Recycled Semiconductor Wafer Technology. The Company also manufactures silicon solar cells using wafers recycled from the semiconductor industry. The Company has developed a sequence of proprietary processes that allows these recycled wafers to be fabricated into high performance solar cells. By using recycled wafers, it is not necessary to prepare bulk silicon which must be subsequently sawed into wafers. In addition, an external source of supply allows for flexible manufacturing, where production can be rapidly increased without the purchase of expensive crystal growing, casting or sawing equipment. As a result of these advantages, the Company believes that by purchasing recycled wafers its silicon wafer costs are less than those for wafers produced by other companies for the manufacture of solar cells. Commercial sales of such products by the company started in 1989. In 1997 solar cell and module revenues from recycled wafers represented 95% of the Company's total product sales.

BUSINESS STRATEGY

  The Company's goal is to become the leading supplier of high-quality, low-cost solar cells and modules. To achieve this goal, the Company intends to:

    Capitalize on the advantages of the Silicon-Film(TM) process. The Company intends to capitalize on the advantages of its unique proprietary Silicon-Film(TM) process. These include (i) lower cost, which the Company believes will allow it to capture increasing market share while achieving favorable gross margins, and (ii) size scaleability, providing a broader range of product sizes, shapes and power ratings from a high-volume manufacturing process that is amenable to extensive automation.

    Rapidly expand manufacturing capacity. The Company is scaling-up a 9 MW capacity Silicon-Film(TM) plant, and is expanding the capacity of its existing single crystal silicon solar cell manufacturing line. These two expansions will approximately triple the Company's aggregate production capacity over the next 12 months. The Company is also planning significant additional capacity expansion in 1999 which would further increase capacity by a factor of two or more, with anticipated full production reached in the year 2000. It has not been decided whether this new capacity will be an expansion of existing manufacturing locations or be constructed at a new manufacturing location or locations.

    Add new strategic customers. The Company plans to continue to sequentially add targeted new strategic customers including module manufacturing companies, system integrators and distributors, as its manufacturing volume scale-up allows. New customers will be selected to further broaden the Company's presence in high growth market segments. The Company intends to use this customer additional strategy to diversity its customer base geographically and across all major market segments.

    Increase sales volume with existing customers. Following the initial acquisition of a strategic customer, the Company seeks to build sales volume over time by transitioning from a secondary supplier to a primary supplier to each customer and by increasing each customer's volume through the referral of sales leads.

    Develop the AstroPower brand. The Company intends to broaden and extend its "AstroPowered" promotional campaign to (i) created brand identity and awareness as a technology and cost leader in solar electric power products and (ii) assist the Company's OEM customers and distributors in promoting their products to end users through association with the Company's "AstroPowered" brand and technical leadership.

    Develop next-generation Silicon-Film(TM) technologies. The Company believes that its present Silicon-Film(TM) products are the first generation of a series of new products that it will develop using its technical expertise and proprietary technology. Intended future products will advance the state-of-the-art in Silicon-Film(TM) solar cell technology and enhance its competitive position in the solar electric power industry.

PRODUCTS AND PRODUCT STRATEGY

  The Company designs, manufactures, markets and sells solar cells, modules and panels. Since their initial development, solar cells and modules have progressively increased in size. This trend is primarily due to two factors:
(i) the ability to form and slice larger ingots of silicon has advanced considerably over the past two decades, driven largely by the semiconductor industry's switch from 4 inches wafers to 6 inches wafers, and most recently to 8 inches wafers; and (ii) larger solar cells are generally more cost effective, since per-unit handling and processing costs are spread over more watts per cell, and since certain module assembly costs can be allocated over more watts.

  Solar Cells. From 1991 through 1995, the Company introduced three generations of progressively larger single crystal silicon solar cells. The latest of these products, the AP-106, was the first six inch solar cell to be commercially introduced, and remains to this date the largest and most powerful solar cell commercially available.

                                     LOGO

  The AP-225 is the Company's first Silicon-Film(TM) solar cell to be produced in volume. Through December 31, 1997, more than 130,000 of these solar cells have been produced and shipped to customers as fully assembled modules and panels. The Company has begun to supply its key solar cell customers with AP-225 Silicon-Film(TM) samples, and plans to formally introduce this product in the first half of 1998. The Company intends to introduce the AP-225 as a lower-cost, higher-power alternative to five inch single crystal silicon solar cells, currently the standard component for supply to independent module assembly companies. Although larger in area than five inch single crystal solar cells, AP-225 Silicon-Film(TM) solar cells can be assembled into modules utilizing the same basic equipment and production processes.

                                     LOGO

  One of the Company's key product strategies is to continue to exploit economies of scale in solar cell manufacturing. The Company believes that Silicon-Film(TM) technology is uniquely capable of achieving solar cell sizes larger than any other crystalline silicon technology, and that this represents a significant cost advantage for the Company. The Company has incorporated this strategy into the marketing message printed on its promotional material, which reads: "AstroPower--The Large Solar Cell Company."

  The Company plans to continue to capitalize on the scaleability of the Silicon-Film(TM) process by developing solar cell configurations larger than 6 inches. The Company has fabricated 12 inches by 24 inches Silicon-Film(TM) solar cells in the laboratory. Such large-area solar cells may either be utilized directly in panels for use in grid-connected applications, or cut into a variety of smaller sizes for assembly into modules covering a range of rated power. The Company believes that the planned next-generation product configuration will have two primary advantages compared with other currently available solar cells: (i) economies of scale to reduce manufacturing costs; and
(ii) flexibility of size to meet a broad range of end-use configuration requirements more effectively than its competitors.

  Modules. Module sales represent an important complement to the Company's solar cell business. Presently, the Company primarily manufactures and sells two types of modules. The Company's AP-7105 contains 36 series-connected 5 inches single crystal solar cells and is rated at 75 watts, which is the most common type of 12-volt battery charging module sold today. The AP-1206 contains 36 series-connected 6 inches single crystal solar cells and is rated at 120 watts. The Company has also begun selling limited quantities of modules incorporating Silicon-Film(TM) solar cells.

  The Company's strategy is to sell fully-assembled modules to distributors and system integrators in those regions around the world such as the U.S., Japan and Central America which do not yet have a large number of independent module assemblers. The Company currently sells approximately 50% of its total solar cell production in the form of assembled modules.

  Panels. The Company recently introduced a large area panel consisting of four individual modules mounted on a common mechanical support structure and electrically interconnected at the factory. The rated power of this product ranges from 300 watts to 450 watts, depending on the specific model, and is designed to be the largest increment of PV capacity which can be handled and installed by two people.

  The Company's strategy is to design and sell panels for use in large arrays such as the grid-connected residential rooftop systems being marketed by GPU Solar, a joint venture between the Company and GPU International.

SOLAR ELECTRIC POWER APPLICATIONS

  Solar cells, modules and panels are utilized in a wide range of end-use applications, which can be grouped into three primary market segments: Remote Electric Power, Grid-Connected Power and Consumer Electronics. The Remote Electric Power market segment is typically divided into segments:
Communications and Transportation Infrastructure and Village & Home. The following table shows (i) the breakdown of estimated 1997 industry shipments into these market segments, (ii) the historical compounded annual growth rate by segment for the period 1993 through 1997 and (iii) the projected compounded annual growth rate by segment through the year 2000, according to PV Energy Systems.

                                                                     PROJECTED
                                 ESTIMATED 1997 % OF TOTAL 1993-1997 1997-2000
   MARKET SEGMENT                  SHIPMENTS    SHIPMENTS    CAGR      CAGR
   --------------                -------------- ---------- --------- ---------
Remote Electric Power...........     86 MW          76%        13%       19%
Communications and
 Transportation.................     41 MW          36%        12%       13%
Infrastructure..................     45 MW          40%        15%       23%
Village & Home..................
Grid-Connected Power............     22 MW          19%        53%       40%
Consumer Electronics............      6 MW           5%         5%        0%

  REMOTE ELECTRIC POWER MARKET SEGMENT. The Remote Electric Power market segment involves the use of solar electric power systems to supply electricity in locations not served by the utility grid. Historically, the most common method of supplying power in such locations has been diesel generator sets. However, in remote locations where regular transportation of fuel is expensive or impractical, or in locations where no trained maintenance personnel are available, or if electricity is required only sporadically, or if only a relatively small amount of electricity is required, solar electric power systems can supply electricity at lower cost because of two inherent advantages compared with diesel generations. These advantages include (i) solar electric power systems require very little maintenance and no fuel, and
(ii) unlike diesel generators, which typically have a minimum output of 5,000 to 10,000 watts, and which do not operate efficiently when partially loaded or sporadically utilized, solar electric power systems are highly modular, having typical generating capacity increments of 50 to 75 watts. Accordingly, solar electric power systems can be configured to supply the exact amount of energy required for a particular application.

  There are two primary application groups within the Remote Electric Power market segment: Communication and Transportation Infrastructure and Village & Home.

  SELECTED SOLAR ELECTRIC POWER APPLICATIONS AND USES IN THE REMOTE ELECTRIC
                             POWER MARKET SEGMENT

Communication and  .Repeater stations for line-of-sight data communication radio-links
 Transportation    .Repeater stations on fiber-optic data transmission lines
 Infrastructure
                   . Base stations and repeaters for cellular and personal
                     communication service ("PCS") networks
                   . Direct broadcast satellite communication networks
                   . Emergency call boxes located on highways or in other public areas
                   . Monitoring, telemetry and remote actuation systems for highways;
                     railroads; oil and gas pipelines; water reservoirs, tributaries and tanks; electricity transmission and distribution networks
                   . Navigation radio becons for airline traffic control, illuminated obstruction lights on towers and chimneys, runway lights for remote airfields and illuminated beacons for marine navigation on buoys and lighthouses
                   . Portable warning sighs used at highway construction sites
                   . Lighting systems for compounds, streets, parking lots, billboards and signs
Village & Home     . ""Solar Home Systems" supplying basic services such as light,
 Applications        radio and television
                   . Coleman(TM) -style "solar lanterns"
                   . Wireless pay telephones
                   . Deep-well pumps for potable water
                   . Vaccine refrigeration, lighting and medical equipment for health clinics
                   . Schools
                   . Remote (off-grid) homes
                   . Vacation cabins
                   . Battery charging on boats and RVs

  Growth in the Communication and Transportation Infrastructure market segment is expected to be driven by the proliferation of wireless communications products and services, and by increased efforts within the transportation industry to optimize the economic utilization of fixed assets through system automation. Growth in the Village & Home market is expected to be driven by economic growth in the developing world, increasing availability of system financing and maturation of the distribution infrastructure for system installation and maintenance.

  GRID-CONNECTED POWER MARKET SEGMENT. Grid-connected applications related to the utilization of solar electric power systems in locations where electricity is already available from a utility grid. Most grid-connected solar electric power systems are located on single-family homes or are integrated into the exterior surface of commercial buildings. Power generated by such systems can be utilized directly at the site or sold back into the utility grid for other consumers to use. Grid-connected solar electric power systems may also include a small amount of battery storage to provide power during a utility outage. Most grid-connected solar electric power systems generate only a portion of the annual electrical energy consumed at the site. However, in some cases, homes or buildings with such systems actually become net providers of energy to the utility grid.

  There are many factors which affect the cost of solar electric power in grid-connected installations, including system installation cost, sunlight availability, financing cost and tax issues. However, the installed cost of grid-connected solar electric power systems will have to be reduced by approximately a factor of two before significant market penetration can be expected. It is the Company's belief that if this costs goal can be achieved, the market for grid-connected solar electric power systems could expand dramatically.

  The Company believes that growth in the Grid-Connected Power market segment for the foreseeable future will be driven by public interest in the environment, government policies and utility industry restructuring. Most grid-connected solar electric power systems are currently installed in Japan, Europe and the U.S. under a variety of subsidy programs. In Japan, over 10,000 residential grid-connected solar electric power systems are being installed annually under a government program offering a subsidy of approximately 30% of the total system costs. In Germany and Switzerland, over 40 municipalities and states offer "rate-based" incentive programs for consumers who install solar electric power systems. In the U.S., a utility consortium named Utility PhotoVoltaic Group has funded over $64 million in projects since 1995, and several states, including California and Arizona, have enacted legislation to provide incentives for increased utilization of grid-connected solar electric power systems. The U.S. federal government recently proposed a "Million Solar Roofs" program which, if implemented, would sharply increase the number of grid-connected solar electric power systems installed in the U.S.

  CONSUMER ELECTRONIC MARKET SEGMENT. The Consumer Electronic market segment comprises a variety of applications where solar electric power is used for small consumer products such as calculators, radios, watches and toys. Such applications are often novelty applications for solar electric power that require only small amounts of electricity. They do not require higher-power solar electric power products such as those manufactured by the Company.

CUSTOMERS

  The Company sells its solar cells and modules to a limited group of key customers. These customers are distribution or module manufacturing companies that either sell to other marketing intermediaries or directly to end users. The Company classified its customers into one of three types: (i) independent local module manufacturing companies ("MODCOs"); (ii) system integrators; and
(iii) distributors. The table below explains the role of each of these types of customers in the distribution of the Company's products.

                                                                            NUMBER OF THIS TYPE
                                                                          IN THE COMPANY'S CURRENT
     CUSTOMER TYPE                     CUSTOMER DESCRIPTION                  TOP TEN CUSTOMERS
     -------------                     --------------------               ------------------------
MODCO................... Purchases solar cells from the Company and                   5
                         assembles them into finished modules
System Integrator....... Purchased finished modules from the Company and              3
                         incorporates them into solar electric power
                         systems.
Distributor............. Purchased finished modules from the Company and              2
                         resells them to lower volume users including
                         home owners, OEMs and other professional
                         customers.

  The Company uses a "tiered" customer acquisition and growth strategy aimed at acquiring new key customers while growing volume with existing customers. First, the Company targets new customer who provide access to high growth market segment while maintaining geographical diversity. Often a new supply relationship with such a customer is as a secondary product supplier. Once a successful supply relationship has been established, the Company's objective is to become the primary product supplier to each new key customer, growing volume within each account through a progressively increased share of each customer's business. The combination of growth within each account and selective new customer acquisition drives the Company's strategy for rapid sales growth.

  Sales to the Company's ten largest customers accounted for approximately 44.0%, 46.0% and of 68.0% its total revenues is fiscal 1995 and 1996 and 1997, respectively.

  During fiscal 1995, Showa Solar Energy K.K., a Siemens AG affiliated based in Singapore, accounted for 10.4% of the Company's total revenues, respectively. During fiscal 1996, Tata BP Solar, an Indian joint venture of British Petroleum Co. p.l.c. and the Tata Group, accounted for 12.9% of the Company's total revenues, respectively. During the year ended December 31, 1997, Solar Fabrik, an independent MODCO based in Germany; Photocomm, Inc., a systems integrator located in Arizona and Atersa, an independent Spanish MODCO, accounted for 17.0%, 12.6% and 12.0% of the Company's total revenues, respectively. No other customers represented more than 10% of the Company's total revenues for any such periods. The Company expects that sales of its products to a limited number of customers will continue to result in a high concentration of net sales to relatively few customers for the foreseeable future, and that the loss of certain of these customers could have a material adverse effect on the Company's business, results of operations and financial condition.

  A large percentage of the Company's product sales are to international customers. For the years ended December 31, 1996 and 1997, the approximate geographic breakdown of product revenue is shown in the table below:

                                                YEAR ENDED        YEAR ENDED
     REGION                                  DECEMBER 31, 1996 DECEMBER 31, 1997
     ------                                  ----------------- -----------------
   North America............................       13.2%             26.8%
   Europe...................................       49.4%             55.9%
   Africa...................................        6.6%              5.3%
   Asia.....................................       30.7%             12.0%

  The Company anticipates the international customers will continue to account for the majority of product sales for the foreseeable future.

MARKETING, SALES AND CUSTOMER SUPPORT

  The Company markets its products through trade shows, on-going customer communications, promotional material, direct mail and advertising. In addition, the Company's customer service and applications engineering personnel provide support to customers and gather information on current product performance and future product requirements. Sales of the Company's solar cells and modules are handled by an internal sales force based on the Company's offices in Newark, Delaware and in Germany.

MANUFACTURING AND RESEARCH FACILITIES

  The Company's research and development and manufacturing facilities are currently located at its Newark, Delaware headquarters. The solar cell line used to manufacture solar cells, the module production facility and the pilot Silicon-Film(TM) production line are located at this facility. The manufacturing facility includes a full complement of equipment for solar cell and module manufacturing and is continually upgraded to improve capacity and product quality. Included in this facility are equipment to condition wafers by mechanical and chemical means, tube furnaces for diffusion, equipment for effecting junction edge-isolation, continuous process screen-printing and firing equipment for applying electrical contacts to solar cells, coating deposition equipment for applying anti-reflection coating on solar cells, a solar cell tester and tabbing/stringing, lamination and test equipment for assembling modules.

  The Company is scaling-up a new 9 MW plant that will be primarily used for the production of Silicon-Film(TM) wafers, solar cells, and modules. This facility will utilize manufacturing technology and equipment developed during the pilot phase of Silicon-Film(TM) production with the addition of mechanized and automated product handling and manufacturing enhancements to improve productivity and quality. The Company believes that a dedicated high-volume plant is necessary to manufacture the volume of Silicon-Film(TM) product it expects to sell. Such a single-purpose plant is expected to improve quality by focusing worker training and product improvement activities in a manner not possible in a multi-product manufacturing facility. Initial production from the new plant is planned to start in the second quarter of 1998 and to reach capacity in 1999. The Company plans additional major capacity expansion in 1999 to accommodate increases in sales of Silicon-Film(TM) product anticipated in future years. The Company anticipates that its new plants will be in the immediate area of its existing Newark, Delaware location.

  The research and development portion of the Newark, Delaware facility is equipped with standard semiconductor device development, fabrication and evaluation equipment, including wafer polishing facilities; seven liquid phase epitaxial growth systems for silicon and III-V compounds; tube furnaces for diffusion, oxidation, alloying, and heat treatment; photolithography equipment, vacuum (thermal, e-beam, and magnetron sputtering) deposition for metals and antireflection coatings; plating baths for obtaining low resistance contracts; and standard process evaluation equipment including a scanning electron microscope with energy dispersive spectroscopy capability. The wafer production pilot line facility includes high volume wafer production equipment that is being operated for pilot production of Silicon-Film(TM) wafers and associated equipment for handling and sizing of wafers before they are transferred to solar cell manufacturing.

QUALITY ASSURANCE

  The Company intends to maintain its reputation as a manufacturer and supplier of quality products and to continuously improve the quality of its products and services. Quality testing starts with the wafer, is continued at a several steps during solar cell and module manufacturing, and is implemented at each solar cell and module manufacturing step by the staff directly responsible for the daily operation of the manufacturing line. Each operator is trained to recognize and report on the quality of his or her work. Process control issues are communicated to technicians, engineering personnel, supervisors and co-workers and this team works together to effect an immediate corrective action and eliminate the cause of the problem.

  Quality assurance measures have enabled the Company to achieve international and domestic product certifications for many of its modules. In June 1996, the Commission of European Communities ("CEC") issued Qualification Certificates for environmental stability and performance for the Company's standard modules types AP-1106, AP-1206, AP-6105, and AP-7105. In August 1997, the Company received UL listing for Silicon-Film(TM) module products. UL listing confirms that the Company's modules meets the UL 1703 Standard for Flat-Plate Photovoltaic Modules and Panels. The Company intends to submit all new module products for such approval.

STRATEGIC ALLIANCES

  The Company has leveraged, and plans to continue to leverage, its resources in manufacturing technology, marketing and sales of solar electric power products through collaborative agreements with corporate partners and customers. It has developed several strategic alliances which the Company feels will substantially assist in commercializing its Silicon-Film(TM) technology. Such strategic alliances aid the Company by providing access to technology, markets customers and useful competitive information that otherwise would be difficult or expensive to obtain. The Company has the following ongoing manufacturing and technology relationships:

  Corning Incorporated. In August 1997, the Company and Corning entered into agreements (the "Corning Agreements") under which the Company borrowed $5.0 million from Corning and which provide that Corning will provide research, development, engineering and manufacturing assistance to the Company for a three year period. The two companies will work jointly to accelerate the implementation and ramp-up of a new manufacturing facility for the Company which will produce photovoltaic solar cells and modules based on the Company's Silicon-Film(TM) technology.

  Corning manufactures optical fiber and photonic components, high-performance glass and components for televisions, and other electronic displays and equipment; advanced material for scientific and environmental markets; and consumer products. Corning's total revenues in 1996 were $3.7 billion.

  The Corning Agreements provide that the Company and Corning each grant to the other a non-exclusive and royalty free worldwide license with respect to new technology developed pursuant to the Corning Agreements which is either owned by Corning or the Company or jointly owned by the Company and Corning with respect to products relating to photovoltaic energy cells, modules and arrays, but which does not involve a license to the Company's existing technology including its Silicon-Film(TM) technology.

  With respect to each project under the Corning Agreements in which Corning elects to participate at the Company's request, Corning shall be compensated monthly in the form of options to purchase shares of the Company's Common Stock based on man-years of personnel contributed by Corning to the project.

  The $5.0 million borrowed from Corning is to be used towards the engineering, design, lease, construction or expansion of facilities and purchase of equipment and related tooling or working capital devoted to the manufacture of products derived from the Company's Silicon-Film(TM)technology. The loan which is due on August 19, 2001 and bears interest at 7% per annum, is convertible into Common Stock of the Company at a conversion price per share equal to 75% of the price per share to the public in the initial public offering of Common Stock by the Company. In the event the loan remains unpaid after the due date, the Company, if requested by Corning, shall grant to Corning a non-exclusive licensing of its technology or assets.

  Until the loan from Corning is repaid or converted by Corning into the Company's capital stock, Corning has certain first offer rights to provide equity financing for the Company and with respect to any sale or merger of the Company or sale or licensing of its technology or assets.

  If the Company sells more than 5% of its capital stock or other securities convertible into more than 5% of its capital stock. Corning may, at its option, purchase all or part of such securities. This option does not apply to this offering. On August 19, 1999, the 5% exclusion expires and thereafter Corning's rights apply to all sales of the Company's equity securities. Corning also has a right of first offer in respect of any merger, consolidation or similar transaction involving the Company, or a sale of its assets or business, or a sale or licensing of the Company's Silicon-Film(TM) technology.

  The Company must notify Corning of any subsequent financing needs or of any plans or proposals involving any of the other transactions described above and the terms on which the Company is willing to enter into any such transaction, and Corning has thirty days to express its intent to participate and if so, to what extent or not to participate in such transaction. In the event that Corning declines to participate in such transaction, the Company is free for a period of one year after the date of its notice to Corning to consummate such transaction or transaction(s) with third parties under terms no more favorable to such third parties as the Company had proposed to Corning. Corning has not entered into a standstill agreement prohibiting its acquisition of Company stock from third parties.

  GPU International. In July 1997, the Company and GPU International, Inc. ("GPUI") concluded an agreement to form a 50/50 joint venture named GPU Solar to develop, manufacture, and test market grid-connected residential rooftop PV systems for the U.S. market using the Company's solar electric power modules. GPUI is an unregulated subsidiary of General Public Utilities ("GPU"), a major New Jersey based electric utility company and one of the top 10 independent power developers world-wide. During the first year of operation, GPU Solar plans to install between 20 and 40 pilot systems (approximately 100 kW total) in several locations around the country. All of these systems will utilize the Company's large area Silicon-Film(TM)panels. The Company believes that GPU's expertise involving electrical system design and installation will help facilitate the development of high reliability, low cost PV products appropriate for use in typical U.S. residences, and that GPUI's power marketing experience and credibility will help GPU Solar develop its strategy for this rapidly growing market segment.

COMPETITION

  The market for solar electric power components and systems is intensely competitive. The Company believes that this market will continue to be intensely competitive, particularly if products with significant cost and performance advances are developed. The Company also believes that while a single technology (crystalline silicon) has been dominate throughout the industry's approximately 20 year history, this market will be characterized by future technological change.

  A number of large U.S., Japanese, and European companies are actively engaged in the development, manufacturing and marketing of solar electric power components and systems. These include Siemens Solar Industries, Amoco/Enron Solar, Kyocera Corporation, British Petroleum Co. p.l.c., Sanyo Electric Co., Ltd., Sharp Corp., Shell Solar Energy B.V., ASE GmbH (an affiliate of RWE) and Canon. All of these companies have significantly greater resources to devote to the research, development, manufacturing and marketing than the Company. There are also a large number of smaller companies involved in both the development of, as well as the ongoing manufacturing and marketing of, solar electric power components and systems.

  There are a variety of competing technologies currently under active development by a large number of organizations. These technologies include amorphous silicon, cadmium telluride and cooper indium diselenide, as well as advanced concepts for both bulk (ingot based) and thin film crystalline silicon. Any of these competing technologies could theoretically achieve manufacturing costs per watt lower than the Silicon-Film(TM) technology developed by the Company.

  The Company believes that the principal competitive factors in the market for solar electric power components are the following: price per watt; long term stability and reliability, product performance (primarily conversion efficiency); ease of handling/installation; product quality; and reputation.

CONTRACT RESEARCH AND DEVELOPMENT

  The Company selectively pursues contract research programs funded by third parties to help support the development of new technical capabilities and products. These programs have been selected to complement and enhance the Company's long-term development strategy under conditions that permit the Company to retain the technology it develops. Substantial third-party funding has been received from various agencies of the U.S. government. Total sums expected for research, development and manufacturing engineering in the years ended December 31, 1995, 1996 and 1997 were $3.3 million, $2.7 million and $3.5 million respectively. Of those amounts, approximately $3.0 million, $2.6 million and $2.5 million respectively, were externally funded and are a component of contract revenue and approximately $314,000, $775,000 and $1.0 million respectively were internally funded expenditures by the Company.

  The Company's research and development effort is divided into two area:
Advanced Silicon-Film(TM) Solar Cell Products and Advanced Optoelectronic Products.

  Advanced Silicon-Film(TM) Solar Cell Products. The Company believes that its present Silicon-Film(TM) products are the first generation of a series of future products that it will develop using its technical expertise and proprietary technology. The Company believes that these products will advance the state-of-the-art in Silicon-Film(TM) solar cell technology and provide it with new products to enhance the Company's competitive position in the solar electric power business. A portion of this research has been and is currently funded by the Department of Energy through subcontracts administered by the National Renewable Energy Laboratory in Golden, Colorado.

  The designs of future generation Silicon-Film(TM)products are characterized by thin (less than 150 micrometer) layers of crystalline silicon on a low-cost substrate and incorporate various other materials to enhance the current- and power-generating efficiency of the solar cells. These advanced solar cells are expected to result in materials and manufacturing cost reductions on a per watt basis relative to the Silicon-Film(TM)products presently manufactured by the Company. The Company is also developing new design for solar modules using its advanced solar cell technology which incorporate thin solar cells and new interconnection methods. New designs will enable lower cost modules, which the Company believes will lead to new portable solar power applications.

  Advanced Optoelectronic Products. Optoelectronic products combine optical processing and electronic processing within a single device. Familiar examples of optoelectronic products or devices are the remote channel switching unit used to change channels on a television set and the numerical displays of common digital home appliances such as microwave ovens or digital alarm clocks.

  The Company is developing several optoelectronic devices based upon energy conversion from light into electrical signals. Funding for most of this research has come from third parties, including the National Science Foundation, the Department of Commerce through the National Institute of Science and Technology, the Department of Energy, the Department of the Air Force, the National Aeronautics and Space Administration, the Ballistic Missile Defense Organization and the Defense Advanced Research Products Agency. The optoelectronic products under investigation and development by the Company are focused on specialized market opportunities, primarily military applications at the present time. There can be no assurance that such products will ever become revenue-generating commercial products.

PATENTS AND PROPRIETARY TECHNOLOGY

  The Company's policy is to protect its technologies by filing patent applications with respect to technology considered important to business development. The Company also relies upon unpatented know-how, continuing technological innovation and the pursuit of licensing opportunities in order to develop and maintain its competitive position. The Company has been awarded ten U.S. patents in the field of photovoltaics and had three patents pending as of December 31, 1997. Seven of the ten U.S. patents that have been issued and two of the three patents that are pending relate to the Silicon-Film(TM) product design and manufacturing process. Of the remaining three patents that have been issued, two protect the design of high performance solar cells using compound semiconductors, and one protects the design of an optical sensor using a compound semiconductor that provides for sensor operation at temperatures much higher than can be employed with conventional elemental materials. The remaining pending patent covers the utilization of a unique device design and process for manufacture that enhances the optical efficiency of opto-electronic devices.

  The Company decides on a case-by-case basis whether and in what countries it will file foreign counterparts of a U.S. patent application. International counterparts of four issued patents have been filed under the Patent Cooperation Treaty. The Company will continue to file other U.S. and international patent applications to protect technology it considers important to providing a market advantage for its products. The Company believes that its patents offer it a competitive advantage but there can be no assurance that any patents, issued or in process, will not be intentionally circumvented or infringed upon by others.

  In addition to patent protection, the Company relies on the law of unfair competition and trade secrets to protect its proprietary rights, including its proprietary rights in its Silicon-Film(TM) technology. The Company considers several elements of the Silicon-Film(TM) manufacturing process to be trade secrets. The Company attempts to protect its trade secrets and other proprietary information through non-disclosure agreements with customers, suppliers and consultants and limits dissemination of information to a need-to-know basis. Although the Company seeks to protect its proprietary information, there can be no assurance that others will not either develop independently the same or similar information or obtain access to information that the Company believes is proprietary.

  Employees are required to sign confidential information non-disclosure agreements upon the commencement of employment with the Company. The Company's non-disclosure agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with the Company is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions made by the individual shall be the exclusive property of the Company. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information.

  Silicon-Film(TM) is a trademark of the Company.

SUPPLY AND COST OF SILICON WAFERS AND OTHER RAW MATERIALS

  The Company purchases and recycles silicon wafers from the semiconductor industry for use in its single crystal solar cell manufacturing process. Although the Company has generally been successful in obtaining sufficient quantities of quality wafers in the past, there can be no assurance that such wafers will be available at cost effective prices in the future. The absence of cost effective sources of supply and the inability of the Company to locate alternative sources of low-cost, high-quality wafers could have a material adverse effect on the Company's business, results of operations and financial condition.

  The Company presently has multiple sources of supply for its required raw materials, including silicon, although for economic and quality control reasons the Company utilizes single sources of supply for certain materials. In situations where it relies on single sources of supply, the Company believes that an adequate supply of material is available to meet its foreseeable needs and, to date, the Company generally has been able to obtain supplies of such materials in a timely manner. There can be no assurance that supplies of the Company's critical materials will be adequate in the future or that the cost of such materials will remain low enough for the Company to maintain a cost-competitive market position for its solar electric power products.

ENVIRONMENTAL REGULATIONS

  The Company uses, generates and discharges toxic, volatile or otherwise hazardous chemicals and wastes in its research and development and manufacturing activities. Therefore, the Company is subject to a variety of federal, state and local governmental regulations related to the storage, use and disposal of these materials. The Company believes that it has all the permits necessary to conduct its business. However, failure to comply with present or future regulations could result in fines being imposed on the Company, suspension of production or a cessation of operations. The Company believes that it has properly handled its hazardous materials and wastes and has not contributed to any contamination at it premises. The Company is not aware of any environmental investigation, proceeding or action by federal or state agencies involving these premises. However, under certain federal and state statutes and regulation, a governmental agency may seek recovery and response costs from both operators and owners of property where releases of hazardous substances have occurred or are ongoing. Any failure by the Company to control the use of, or to restrict adequately the discharge of, hazardous substances could subject it to substantial financial liabilities and could have a material adverse effect on the Company's business, result of operations and financial condition.

BACKLOG

  Backlog for the Company's products as of December 31, 1997 totaled $8.6 million. Backlog for the Company's research contracts as of December 31, 1997 totaled $3.1 million. Backlog for products consists of purchase orders for which a customer has scheduled delivery within the next 12 months. Orders included in the backlog may be canceled or rescheduled by customers without significant penalty. Backlog for government contracts consists of signed, open contracts only. Backlog as of any particular date should not be relied upon as indicative of the Company's net revenues for any future period.

EMPLOYEES

  As of March 20, 1998, the Company has 167 full time employees, of whom 33 were engaged in research and development, 117 in manufacturing, four in sales and marketing and 13 in administration. None of the Company's employees are covered by collective bargaining agreements. The Company has experienced no work stoppages and believes that its employee relations are good.

  Ten of the Company's management and professional employees have advanced degrees in engineering and science, including six Ph.D.s. To date, the Company has been able to attract the scientific, engineering, technical and other personnel required by its business. Such experienced professionals are in demand and the Company must compete for their services with other organizations which may be able to offer more favorable salary and benefits. Historically, turnover among technical and professional employees has been low.

ITEM 2. PROPERTIES

  Since July 1991, the Company's administrative, research and manufacturing facilities have been located in a 40,000 square foot, one-story building built by and leased from University of Delaware, Newark Delaware. The term of the lease is 20 years with an option by the Company to cancel at the end of nine years (July 2000). The annual cash rental payment for 1996 was $187,800 and increases approximately 6% each year. See "Note 8 of Notes to Financial Statements."

  In January 1998, the Company entered into a lease with Liberty Property Limited Partnership for a 60,300 square foot facility in which it is constructing its new 9 MW plant for the production of Silicon-Film(TM)products. Completion is expected in the second quarter of 1998. The facility is part of a 130,000 square foot one-story building located in Newark, Delaware, which is approximately six miles from the Company's present facility. The term of the lease is 10 years with two five year renewal options. While the commencement date of the lease is June 1, 1998, occupancy was immediate upon signing of the lease.

  The annual rental payment for the first year of the lease is $284,808 and increases an average of approximately 2% each year thereafter. In addition, the Company is responsible for its share of annual operating expenses of the building presently estimated at $54,300. The lease also provides for rights of first refusal for the Company to lease additional space in the building if it becomes available, and to purchase the entire building if the owner decides to sell it.

ITEM 3. LEGAL PROCEEDINGS

  The Company is not a party to any material litigation and is not aware of any pending or threatened litigation against the Company that could have a material adverse affect upon the Company's business, operating results or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company became subject to the Commissions' reporting requirements and proxy rules on February 12, 1998 and accordingly this item is not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company made an initial public offering of its Common Stock on February 12, 1998 and trading on the NASDAQ National Market commenced on February 13, 1998 under the symbol "APWR". Accordingly, information with respect the high and low sales prices for such common equity within the two most recent fiscal years is not available.

  As of March 20, 1998, there were approximately 527 shareholders of record.

DIVIDEND POLICY

  The Company has not declared or paid any cash dividends, and does not anticipate that it will do so in the foreseeable future. The Company currently intends to retain future earnings, if any, to provide funds for the growth and development of the Company's business. Any future determination to pay dividends will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's earnings, capital requirements, operating and financial condition, and such other factors as the Board of Directors may deem relevant.

ITEM 6. SELECTED FINANCIAL DATA

  The selected financial data presented below as of December 31, 1995, 1996 and 1997 and for each of the three years in the period ended December 31, 1997 have been derived from the audited Financial Statements of the Company included elsewhere in this Form 10-K. The selected financial data except for net income per share and related share data as of December 31, 1993 and 1994 and for each of the two years in the period ended December 31, 1994 are derived from audited financial statements not included herein. Net income per share data for 1993 and 1994 have been restated in accordance with SFAS No.
128. The information set forth below should be read in conjunction with the Company's Financial Statements and the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                          YEAR ENDED DECEMBER 31,
                                  -------------------------------------------
                                   1993     1994     1995     1996     1997
                                  -------  -------  -------  -------  -------
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
REVENUES
  Product sales.................. $ 2,476  $ 3,434  $ 5,356  $ 6,237  $13,095
  Research contracts.............   3,694    3,676    4,589    4,346    3,512
                                  -------  -------  -------  -------  -------
    Total revenues...............   6,170    7,110    9,945   10,583   16,607
COST OF REVENUE:
  Cost of product sales..........   2,224    2,954    4,483    6,896    9,311
  Cost of research contracts.....   2,168    2,299    3,029    2,580    2,540
                                  -------  -------  -------  -------  -------
    Total cost of revenues.......   4,392    5,253    7,512    9,476   11,851
                                  -------  -------  -------  -------  -------
    Gross profit.................   1,778    1,857    2,433    1,107    4,756
OPERATING EXPENSES:
  Product development costs......     125      220      314      776    1,007
  General and administrative
   expenses......................     898    1,172    1,469    1,859    1,972
  Selling expenses...............     268      377      444      660      854
                                  -------  -------  -------  -------  -------
    Operating income (loss)......     487       88      206   (2,188)     923
OTHER EXPENSE (INCOME):
  Interest expense...............      30       42      115      169      369
  Other expense (income).........      34       29       (7)       6     (118)
                                  -------  -------  -------  -------  -------
    Income (loss) before income
     taxes.......................     423       17       98   (2,363)     672
INCOME TAXES.....................     166      --       --       --        20
                                  -------  -------  -------  -------  -------
  Net income (loss).............. $   257  $    17  $    98  $(2,363) $   652
                                  =======  =======  =======  =======  =======
NET INCOME (LOSS) PER SHARE:
  Basic.......................... $  0.07  $  0.01  $  0.03  $ (0.64) $  0.18
  Diluted........................ $  0.05  $  0.01  $  0.02  $ (0.64) $  0.13
NUMBER OF SHARES USED IN NET
 INCOME PER SHARE CALCULATION:
  Basic..........................   3,620    3,673    3,697    3,700    3,710
  Diluted........................   5,157    5,356    5,362    3,700    6,220
                                               DECEMBER 31,
                                  -------------------------------------------
                                   1993     1994     1995     1996     1997
                                  -------  -------  -------  -------  -------
BALANCE SHEET DATA:
Working capital (deficiency)..... $ 1,515  $ 1,309  $ 1,420  $  (970) $ 5,608
Total assets.....................   6,412    7,148    8,615    7,887   15,115
Short-term debt..................     168      264      812      955      316
Long-term debt...................     356      250      651      528    6,277
Total liabilities................   2,495    2,657    3,894    4,948   11,356
Redeemable Convertible Preferred
 Stock...........................   5,798    5,798    5,798    5,798    5,798
Total stockholders' (deficit)....  (1,881)  (1,308)  (1,077)  (2,860)  (2,039)

  On February 12, 1998 the Company made an initial public offering of its common stock pursuant to which it increased equity by net proceeds of $16.7 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company develops, manufactures, markets and sells photovoltaic ("PV") solar cells, modules, and panels for generating solar electric power. Solar cells are semiconductor devices which convert sunlight directly into electricity. Solar electric power is used off the electric utility grid for many applications in the communications and transportation industries and in remote villages and homes. Solar electric power is also used in on-grid applications by existing electric utility customers to provide a clean, renewable source of alternative or supplementary electric power.

  The Company was founded in 1989 as a successor to a business that was organized in 1983 to develop thin crystalline silicon photovoltaic and related optoelectronic technology. Initial revenue came from contract research performed primarily for the United States government. The Company commenced commercial solar cell manufacturing operations in 1988 with wafers purchased from third parties. Since then the commercial portion of the business has grown steadily. Recently, the growth of product revenue has accelerated, accounting for 79% of total revenue for the year ended December 31, 1997.

  The Company has received significant assistance in its transition from primarily a contract research organization to a commercial manufacturer of solar cells and modules. Such assistance originated from the U.S. Department of Energy in the form of cost-sharing contracts designed to assist the Company in expanding its manufacturing capabilities and in reducing its manufacturing costs.

  The Company currently generates product revenues from the sale of solar cells, modules and panels. Although the Company plans a significant expansion of its Silicon-Film(TM)manufacturing capacity in 1998, the predominant source of its product revenues to date has been recycled wafer products. Product sales are recognized upon shipment. Solar cell prices and manufacturing costs vary depending upon supply and demand in the market for solar cells and modules and the costs of raw materials, particularly reclaimed silicon wafers, order size, yields, the costs of raw materials, particularly reclaimed silicon wafers recycled from the semiconductor industry and other factors. In addition, the Company also earns revenue from contracts with various federal governmental agencies to conduct research on Advanced Silicon-Film(TM)products as well as optoelectronic devices. Generally, these contracts last from six months to three years. The Company recognizes research contract revenue at the time costs benefiting the contracts are incurred, which approximates the percentage of completion method.

  Solar cells manufactured by the Company are sold to original equipment manufacturers that assemble the solar cells into modules. Modules are sold to distributors and value-added resellers ("VARs"). The sale of a module results in substantially more revenue to the Company than the sale of solar cells, due to the value of the additional materials, labor and overhead added during the module assembly process. Accordingly, the Company's product sales are affected not just by changes in total solar cells produced, but by changes in the mix between solar cells and modules sold. In 1994 the Company commenced manufacturing modules in substantial quantities as a means of expanding its customer base. Currently, the gross margin percentages for modules are less than that of solar cells.

  The Company has developed a proprietary process called Silicon-Film(TM) for the manufacture of sheets of polycrystalline silicon. Wafers made from these sheets are used in the Company's solar cell manufacturing process. Silicon-Film(TM) technology has been under development since the Company's inception in 1983 and, after several successful field tests, Silicon-Film(TM)products are currently being shipped to selected customers. In order to speed up the technical and commercial viability of Silicon-Film(TM), the Company accelerated its commitment to this technology in 1996 by investing $776,000 in product development, thus contributing to the net loss for the year of $2.4 million. The Company is preparing to expand its Silicon-Film(TM) capacity and product and signed a lease for space in January 1998 for a new plant for production of Silicon-Film(TM) solar cells, modules and panels. This facility is being partially funded by the $5.0 million borrowed from Corning.

  For the year ended December 31, 1997, 73% of the Company's product revenues were generated by sales to customers located outside of the United States. The Company believes that international sales will continue to account for a significant portion of its product sales for the foreseeable future. Current sales are denominated in U.S. dollars and foreign exchange rate fluctuations have not had an impact on the Company's results of operations.

  Substantially all of the Company's revenues from government contracts are subject to audit under various federal statutes. The Company has received final approval of its overhead rates through 1993. Audits of 1994 and 1995 rates began in December 1997. It is management's opinion that adjustments to such revenue, if any, will not have a material effect on the Company's results of operation and financial condition.

  As described in Note 13 of Notes to Financial Statements, the Company has entered into an agreement with Corning that provides for the issuance of stock options to Corning in return for services performed. Such services will be accounted for based on the fair value of the services provided or the fair value of the options issued, whichever is more reliably measurable, as required by the provisions of paragraph 8 of SFAS No. 123. The value of such options, when granted, will be included in operating expenses. The Company's annual and quarterly operating results may fluctuate as a result of the issuance of the options. In addition, during 1998 (particularly in the second quarter) the Company's product gross profit may be affected by costs of ramping up production in the new manufacturing facility that may not be offset by product revenues.

  On February 12, 1998, the Company made an initial public offering of its Common Stock pursuant to which it sold 3,105,000 shares at $6.00 per share, resulting in proceeds to the Company of approximately $16.7 million after deducting underwriting discounts and commissions and offering costs paid by the Company.

  The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

                                                     YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                      1995     1996      1997
                                                     -------  -------   -------
Revenues:
  Product sales.....................................    53.9%    58.9 %    78.9%
  Research contracts................................    46.1     41.1      21.1
                                                     -------  -------   -------
    Total revenues..................................   100.0    100.0     100.0
                                                     -------  -------   -------
Cost of revenues:
  Product sales.....................................    45.1     65.1      56.1
  Research contracts................................    30.4     24.4      15.3
                                                     -------  -------   -------
    Total cost of revenues..........................    75.5     89.5      71.4
                                                     -------  -------   -------
Gross profit........................................    24.5     10.5      28.6
Product development expenses........................     3.2      7.3       6.1
General and administrative expenses.................    14.7     17.7      11.9
Selling expenses....................................     4.5      6.2       5.1
                                                     -------  -------   -------
Income (loss) from operations.......................     2.1    (20.7)      5.5
Other expense.......................................     1.1      1.6       1.5
                                                     -------  -------   -------
Net income (loss) before income taxes...............     1.0    (22.3)      4.0
Income taxes........................................     --       --        0.1
                                                     -------  -------   -------
Net income (loss)...................................     1.0%   (22.3)%     3.9%
                                                     =======  =======   =======

RESULTS OF OPERATIONS

 Years Ended December 31, 1997 and 1996.

  Revenues. Total revenues for the year ended December 31, 1997 were $16.6 million, an increase of $6.0 million, or 56.9%, from $10.6 million for the year ended December 31, 1996. Product sales for the year ended

December 31, 1997 were $13.1 million, an increase of $6.9 million, or 109.9%, from $6.2 million for the year ended December 31, 1996. The increase in product sales was attributable to increased levels of production as a result of improvements in manufacturing technology and manufacturing productivity, allowing the Company to satisfy a greater percentage of backlog orders. Research contract revenue for the year ended December 31, 1997 was $3.5 million, a decline of $834,000, or 19.2%, from $4.3 million for the year ended December 31, 1996. The decline in research contract revenue was primarily attributable to a reduction in the Company's contract overhead rates as a result of the ongoing transformation from a government contractor to a manufacturing company.

  Gross Profit. Gross profit for the year ended December 31, 1997 was $4.8 million, an increase of $3.6 million, or 330% from $1.1 million for the year ended December 31, 1996. Gross profit on product revenues for the year ended December 31, 1997 was $3.8 million, an increase of $4.4 million from ($659,000) for the year ended December 31, 1996. Gross profit margin on product revenues for the year ended December 31, 1997 was 28.9%, as compared to (10.6%) for the year ended December 31, 1996. During 1996 the Company significantly increased its staffing and overhead in its manufacturing operation but did not experience a proportionate increase in manufacturing output. For several months, the Company's manufacturing costs exceeded the revenues generated from the sales of such products. In addition, during the year ended December 31, 1996, the Company reevaluated its ability to process certain of the silicon wafers in its inventory, and determined that a downward adjustment in their carrying value of $220,000 was appropriate. During 1997, the Company began to realize the benefits of the costs incurred in 1996, as production capacity and output increased significantly. As a result, the Company was able to realize the significant increases in revenue noted above without a commensurate increase in costs.

  Gross profit on research contract revenues for the year ended December 31, 1997 was $972,000, a decrease of $794,000, or 44.1%, from $1.8 million for the year ended December 31, 1996. Gross profit margin on research contracts revenue for the year ended December 31, 1997 was 27.7% as compared to 40.6% for the year ended December 31, 1996. The decrease in gross profit and gross profit margin was attributable to a reduction in the Company's contract overhead rates as a result of the ongoing transition to a manufacturing company, which reduces the amount of reimbursable overhead expenses that were previously allocated to government contracts.

  Product Development Expenses. Product development expenses for the year ended December 31, 1997 were $1.0 million, an increase of $231,000, or 29.8%, from $776,000 for the year ended December 31, 1996. The increase in product development expenses was attributable to increased levels of engineering and manufacturing support dedicated to the acceleration of Silicon-Film(TM) production.

  General and Administrative Expenses. General and administrative expenses for the year ended December 31, 1997 were $2.0 million, an increase of $113,000 or 6.1% from $1.9 million in 1996. Reduced personnel expenses and a reduction in the provision for bad debt expense were offset by an increase in employee benefit costs due to increased company contributions to employee retirement and bonus plans, and increased compensation expense of stock options.

  Selling Expenses. Selling expenses for the year ended December 31, 1997 were $854,000, an increase of $194,000, or 29.3%, from $660,000 for the year ended December 31, 1996. The increase in selling expenses was attributable to increased salary and benefit expenses to employees as well as increased sales commissions paid to third-parties, reflecting a higher level of sales to certain customers.

  Interest Expense. Interest expense for the year ended December 31, 1997 was $369,000, an increase of $200,000, or 118.8%, from $169,000 for the year ended December 31, 1996. The increase in interest expenses was attributable to higher levels of debt outstanding as well as higher interest rates provided for in the forbearance agreements with the Company's primary lender. The increased debt levels resulted from the issuance of the $5.0 million promissory note to Corning, as well as a $1.0 million advance from a customer.

  Interest and Other Income. Other income for the year ended December 31, 1997 was $118,000, as compared with expense of $6,000 for the year ended December 31, 1996. The increase in other income was attributable to increased interest income and corresponding cash balances as a result of the proceeds from the convertible note issued to Corning.

  Income Taxes. Income tax expense for the year ended December 31, 1997 was $20,000 as compared with $0 for the year ended December 31, 1996. The 1997 expense represents the Company's Alternative Minimum Tax liability.

 Years Ended December 31, 1996 and 1995.

  Revenues. Total revenues for 1996 were $10.6 million, an increase of $639,000, or 6.4%, from $9.9 million for 1995. Product sales for 1996 were $6.2 million, an increase of $882,000, or 16.5%, from $5.4 million for 1995. The increase in product sales was attributable to increased levels of production, thereby allowing the Company to satisfy a greater number of product orders, and a shift in product mix from solar cells to modules. Research contract revenue for 1996 was $4.3 million, a decline of $243,000, or 5.3%, from $4.6 million for 1995. The decline in research contract revenues was primarily attributable to the completion of a large contract in 1995.

  Gross Profit. Gross profit for 1996 was $1.1 million, a decrease of $1.3 million, or 54.5% from $2.4 million for 1995. Gross profit on product sales for 1996 was ($659,000), a decrease of $1.5 million, or (175.5%) from $873,000 for 1995. The decrease in product gross profit was attributable to several factors. First, in preparation for an anticipated increase in manufacturing output, the Company increased its labor and overhead cost structure through the hiring of additional personnel. The anticipated increase in manufacturing output did not occur because the Company experienced difficulty in purchasing recyclable silicon wafers so that the Company's revenue level could not support its expanding infrastructure. For several months, manufacturing costs exceeded revenues generated from the sales of such products. Second, the Company reevaluated its ability to process certain of the silicon wafers in its inventory which had been purchased over the preceding several years and determined that a downward adjustment in their carrying value of $220,000 was required. The Company has since implemented significant changes in its wafer procurement activities. Finally, the Company's Silicon-Film(TM) pilot production activities reduced revenues and gross margin from the Company's single crystal business. As a result of the foregoing, gross profit margin on product revenues for 1996 was (10.6%), as compared to 16.3% for 1995.

  Gross profit on research contracts for 1996 was $1.8 million, an increase of $206,000, or 13.2%, from $1.6 million for 1995. The increase in contract gross profit was attributable to the completion of two projects in 1995 that had large cost-sharing provisions, requiring the Company to fund a portion of the operating costs of the affected contracts. As a result, gross profit margin on contract revenues for 1996 was 40.6%, as compared to 34.0% for 1995.

  Product Development Expenses. Product development expenses for 1996 were $776,000, an increase of $462,000, or 147.1%, from $314,000 for 1995. The increase in product development expenses was attributable to increased engineering and related resources dedicated toward improving the performance of the Company's Silicon-Film(TM) product.

  General and Administrative Expenses. General and administrative expenses for 1996 were $1.9 million, an increase of $390,000, or 26.5%, from $1.5 million for 1995. The increase in general and administrative expenses was attributable to increased salary and employee benefit expenses, due to the addition to a full year's salary and benefit expense for a senior executive of the Company who was hired in mid-1995, combined with an increased provision for bad debts and less absorption of general and administrative expenses into self-constructed assets.

  Selling Expenses. Selling expenses for 1996 were $660,000, an increase of $216,000, or 48.6%, from $444,000 for 1995. The increase in selling expenses was attributable to increased salary expenses resulting from the addition of additional sales personnel, as well as higher travel costs and commissions paid to third-parties.

  Interest Expense. Interest expense for 1996 was $169,000, an increase of $53,000, or 46.0%, from $116,000 for 1995. The increase in interest expenses was attributable to higher levels of debt outstanding, due to borrowings for the purchase of manufacturing equipment and to a certain extent, higher interest rates on the outstanding balances provided for in the forebearance agreements with the Company's primary lender.

 Years Ended December 31, 1995 and 1994.

  Revenues. Total revenues for 1995 were $9.9 million, an increase of $2.8 million, or 39.9%, from $7.1 million for 1994. Product sales for 1995 were $5.4 million, an increase of $1.9 million, or 56.0%, from $3.4 million for 1994. The increase in product sales was attributable to an approximate 21.0% increase in solar cell sales and an approximate 165.0% increase in module sales resulting from a shift in production from a focus primarily on solar cells to an increased focus on modules. Research contract revenue for 1995 was $4.6 million, an increase of $914,000, or 24.9%, from $3.7 million for 1994. The increase in research contract revenue was primarily attributable to a higher level of contract research as well as the completion in mid-1995 of two contracts with provisions for the Company to share operating costs.

  Gross Profit. Gross profit for 1995 was $2.4 million, an increase of $576,000 or 31.0% from $1.9 million for 1994. Gross profit on product sales for 1995 was $873,000, an increase of $392,000, or 81.5%, from $481,000 for
1994. The increase in gross profit was attributable to increased product shipments resulting from an expansion of the Company's manufacturing capacity and a related increase in revenues. Gross profit margin on product revenues for 1995 was 16.3%, as compared to 14.0% for 1994. The decrease in gross profit margin was attributable to costs related to the scale-up of the Company's module manufacturing operations in 1994.

  Gross profit on research contracts revenues for 1995 was $1.6 million, an increase of $200,000, or 14.4%, from $1.4 million for 1994. The increase in research contract gross profit was attributable to the completion in mid 1995 of two contracts with provisions for the Company to share operating costs. Gross profit margin on contract revenues for 1995 was 34.0% a decrease from 37.5% for 1994. The decrease in gross profit margin was attributable to fixed overhead rates on certain of the Company's longer-term contracts and the Company's inability to recover increased operating costs.

  Product Development Expenses. Product development expenses for 1995 were $314,000, an increase of $93,000, or 42.3%, from $220,000 for 1994. The increase in product development expenses was attributable to an expansion of the Company's engineering efforts related to its Silicon-Film(TM) product.

  General and Administrative Expenses. General and administrative expenses for 1995 were $1.5 million, an increase of $297,000, or 25.3%, from $1.2 million for 1994. The increase in general and administrative expenses was attributable to increased salary expenses due to staff additions, higher travel expenses, higher depreciation as a result of additions to its information systems hardware increased insurance expenses and lower absorption of general and administrative expenses into self-constructed assets.

  Selling Expenses. Selling expenses for 1995 were $444,000, an increase of $68,000, or 18.0%, from $377,000 for 1994. The increase in selling expenses was attributable to higher levels of advertising and consulting expenses.

  Interest Expense. Interest expense for 1995 was $116,000, an increase of $73,000, or 173.8%, from $42,000 for 1994. The increase in interest expenses was attributable to higher levels of debt outstanding due to back borrowing for the purchase of manufacturing equipment.

  Interest and Other Income. Other income for 1995 was $7,000, an increase of $36,000 ($29,000) for 1994. The increase in other income was attributable to the absence of the amortization of organizational expenses which were present for 1994.

LIQUIDITY AND CAPITAL RESOURCES

  The Company had working capital of $5.6 million, and ($970,000), as of December 31, 1997 and 1996, respectively. The Company had cash and cash equivalents of $4.9 million and $25,000 for the same respective periods. At December 31, 1997, $4.8 million of the cash balance was restricted for use in connection with the Company's planned scale-up of its new Silicon-Film(TM) 9 MW plant.

  Net cash provided by (used in) operating activities was $590,000, $367,000 and ($88,000) for the years ended December 31, 1997, 1996, and 1995 respectively. The net cash from operating activities represents primarily the cash flows from income (loss) plus depreciation partially offset by changes in working capital. The fluctuations in cash provided by or used in operations is due primarily to changes in accounts receivable, accounts payable, inventories and net income (loss).

  Net cash used in investing activities was $894,000, $970,000 and $864,000 for the years ended December 31, 1997, 1996 and 1995 respectively, all of which represented expenditures for capital equipment. In connection with the establishment of a new Silicon-Film(TM) manufacturing facility, the Company expects its capital expenditures will increase significantly for the year ended December 31, 1998. As of December 31, 1997, the Company's outstanding commitments for capital expenditures aggregated $1.4 million.

  Net cash provided by financing activities were $5.2 million, $599,000 and $905,000 for the years ended December 31, 1997, 1996 and 1995, respectively. In August 1997, the Company issued a convertible note for $5 million to Corning. The $5.0 million borrowed from Corning is to be used towards the engineering, design, lease, construction or expansion of facilities and purchase of equipment and related tooling or working capital devoted to the manufacture of products derived from the Company's Silicon-Film(TM)technology. The loan is for four years with interest at 7% per annum and is convertible into Common Stock of the Company at a conversion price per share equal to 75% of the price per share to the public in an initial public offering of Common Stock by the Company. Corning has a security interest in certain physical assets purchased with the proceeds of this loan. The cash provided by financing activities for the years ended December 31, 1995 and 1996 represented private placements of securities and bank debt.

  At December 31, 1996, the Company was not in compliance with financial covenants relating to its ratio of current assets to current liabilities and its ratio of total liabilities to tangible net worth contained in its borrowing agreements with two of its financial lenders. The Company obtained waivers from both lenders with respect to non-compliance with such covenants. During 1997, the Company entered into several forbearance agreements with its primary lender. In November 1997, the Company negotiated a new agreement with this lender to provide for additional term loan borrowing for equipment purchases of $250,000 and to increase its line of credit by $200,000, thereby eliminating the forbearance agreements. The maturity date of the new agreement is March 31, 1999. Total amounts outstanding with this lender at December 31, 1997 were $905,000. During the term of the agreement, the Company must comply with certain covenants relating to the Company's ratio of debt to equity and minimum tangible net worth.

  In January 1997, the Company renegotiated its borrowing agreement with another lender. The agreement provides for the borrowing of up to $750,000 for capital equipment secured by equipment. At December 31, 1997, the amount outstanding under this facility was $630,000.

  In April 1997, the Company received an advance payment from a customer for $1 million, as part of a $5 million supply agreement for the delivery of products through the end of 1998. This amount will be credited to the customer against future shipments during the term of the agreement. The customer has the right to convert any or all of the unapplied advance payment for an equivalent amount of the Company's common stock at the then prevailing market price.

  The Company believes that cash generated from operations, its current cash balance (including the proceeds of the initial public offering), and the funds available under its bank borrowings, will be sufficient to satisfy the Company's projected working capital and planned capital expenditures for the next 24 months, including the scale-up of its new Silicon-Film(TM) plant and the equity capital requirements of planned future expansion.

INCOME TAXES

  Net operating loss carry forwards totaling approximately $5.1 million are available to reduce future federal and state taxable income as of December 31, 1997. The net operating loss carry forwards expire through 2012.

The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carry forwards available to be used in any given year, if certain events occur, including changes in ownership interests. The Company has established a valuation allowance for the entire amount of the net deferred tax asset since inception.

RECENT ACCOUNTING PRONOUNCEMENTS

  Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", was issued in June 1997. This statement establishes standards for the way public business enterprises report information about operating segments. It also establishes standards for related disclosure about products and services, geographical areas, and major customers. This statement is effective for the Company's financial statements for the year ended December 31, 1998 and the adoption of this statement is not expected to have a material effect on the Company's financial statements.

  Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", was issued in June 1997. The statement establishes standards for reporting and display of comprehensive income in financial statements. This statement is effective for the Company's financial statements for the year ended December 31, 1998 and the adoption of this statement is not expected to have a material effect on the Company's financial statements.

EFFECTS OF INFLATION AND EXCHANGE RATES

  The Company has not been materially affected by inflation or changes in foreign exchange rates. However, there can be no assurance that the Company's business will not be affected by inflation or foreign exchange rates in the future.

YEAR 2000

  The Company's current data processing systems are not year 2000 compliant. The Company believes that, within the next 18 months, it will have replaced its current systems with new systems that are year 2000 compliant. The cost of such systems is currently estimated at approximately $500,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Financial Statements and the Independent Auditors' Report thereon are listed under Item 14(a)(1) of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                  MANAGEMENT

  The directors and executive officers of the Company are as follows:

   NAME                   AGE                     POSITION
   ----                   ---                     --------
Dr. Allen M. Barnett.....  57 President and Chief Executive Officer and
                              Director
Dr. George W. Roland.....  58 President and Chief Executive Officer, Solar
                              Power Business and Director
Peter C. Aschenbrenner...  42 Vice President, Marketing and Sales
Louis C. DiNetta.........  47 Vice President, Advanced Optoelectronic Products
Dr. Robert B. Hall.......  56 Vice President, Chief Scientist
Thomas J. Stiner.........  43 Vice President, and Chief Financial Officer
Dr. George S.              68
 Reichenbach(1)..........     Director
Charles R. Schaller......  62 Director and Secretary
Clare E.                   62
 Nordquist(1)(2).........     Director
Gilbert H.                 66
 Steinberg(1)(2).........     Director

--------
(1) Member of Compensation Committee
(2) Member of Audit Committee

  Dr. Allen M. Barnett is a founder of the Company and has served as its President and Chief Executive Officer and as a director since the Company's incorporation as a separate entity in 1989. From 1983 to 1989, Dr. Barnett served as General Manager of the AstroPower Division of Astrosystems, Inc. From 1976 to 1993, Dr. Barnett was a Professor of Electrical Engineering at the University of Delaware. From 1976 to 1979, Dr. Barnett served as Director of the Institute of Energy Conversion at the University of Delaware. Dr. Barnett is a technical expert in thin-film materials and devices and has been active in photovoltaic research and development since 1975, during which time he has been awarded 21 U.S. patents, authored or co-authored numerous technical publications and garnered several professional awards. Dr. Barnett is Chairman of the Solar Energy Industries Association and serves on a number of national and international committees in the field. Dr. Barnett received a B.S. and M.S. in Electrical Engineering from the University of Illinois, and a Ph.D. in Electrical Engineering from Carnegie Institute of Technology.

  Dr. George W. Roland has served as President and Chief Executive Officer of the Company's Solar Power Business since 1996 and was elected a director in March 1997. From 1995 to 1996, Dr. Roland served as Vice President and General Manager of the Company's Solar Power Business. From 1993 to June 1995 Dr. Roland served as President of Siemens Solar Industries L.P., an affiliate of Siemens Corporation (USA). Prior to that, Dr. Roland served in various positions, including Vice President and Division Manager of the Metalworking Systems Division, at Kennametal, Inc. Dr. Roland began his industry career in 1968 as a research and development engineer at Westinghouse Electric Corporation's Research and Development Center in Pittsburgh, Pennsylvania, throughout which time he has been awarded 15 U.S. patents and has authored numerous technical publications. Dr. Roland received a B.S. in Geology from Acadia University and a Ph.D. in Geological Science from Lehigh University.

  Peter C. Aschenbrenner has served as Vice President, Marketing and Sales since 1995. From 1994 to 1995 Mr. Aschenbrenner served as Director of Marketing with the Company. From 1991 to 1994, Mr. Aschenbrenner served in a number of capacities with Siemens Solar Industries, L.P., including Director of Marketing from 1992 to 1994 and Director of Technology Development from 1991 to 1992. From 1988 to 1990, Mr. Aschenbrenner served as a Managing Director of PV Electric GmBH, a joint venture between Siemens AG and Arco Solar, Inc. He served in various positions with Arco Solar from 1978 to 1988. Mr. Aschenbrenner received a B.A. in Product Design from Stanford University.

  Louis C. DiNetta has served as Vice President, Advanced Optoelectronic Products since 1996. He joined the AstroPower Division of Astrosystems, Inc. in 1985. Mr. DiNetta is responsible for the research and development of new photonic energy conversion devices and related optoelectronic products. From 1976 to 1985, Mr. DiNetta worked at the Institute of Energy Conversion at the University of Delaware, where he was responsible for planning and organization of device fabrication, as well as process and equipment development to support various research projects. Mr. DiNetta received a B.S.A.S. in Physics from the University of Delaware.

  Dr. Robert B. Hall has served as Vice President and Chief Scientist since joining the AstroPower Division of Astrosystems, Inc. in 1983. Dr. Hall's responsibilities include research and development of thin-film crystalline materials and ceramic structures for thin-film polycrystalline devices. From 1974 to 1983, Dr. Hall served as Manager, Device Development at the Institute of Energy Conversion at the University of Delaware. Dr. Hall has more than 18 years of solar cell development experience. His accomplishments include development of copper sulfide/cadmium sulfide CdS as the first thin film solar cell with greater than 10.0% conversion efficiency, development of the first zinc phosphide solar cell and the development of a reliable deposition process for copper indium selenide solar cells. Dr. Hall received a B.A. in Physics from Gettysburg College and an M.S. and Ph.D. in Physics from the University of Delaware.

  Thomas J. Stiner has served as Chief Financial Officer of the Company since December 1997. From June 1993 to November 1997, Mr. Stiner served as Controller and Treasurer. Mr. Stiner was elected Vice President in 1995. From 1984 to 1993 Mr. Stiner served as a Senior Manager at KPMG Peat Marwick LLP. Mr. Stiner is a Certified Public Accountant and received a B.S. in Business Administration from Bloomsburg University.

  Dr. George S. Reichenbach has served as a director of the Company since 1989. Dr. Reichenbach is a Senior Vice President of Advent International Corporation, a venture capital firm, and serves as a director of Progressive Systems Technology, a semiconductor capital equipment manufacturer. Previously, Dr. Reichenbach worked at the Massachusetts Institute of Technology where he served as an Assistant Professor and Associate Professor of Mechanical Engineering. Dr. Reichenbach received a B.S. in Mechanical Engineering from Yale University and a Ph.D. in Mechanical Engineering from the Massachusetts Institute of Technology.

  Charles R. Schaller has served as Secretary and a director of the Company since 1989. Mr. Schaller is a management consultant specializing in the petrochemicals industry and a venture developer concentrating in the area of specialty materials, and serves as Chairman of the Board of Directors of Medarex Inc., a publicly held biotechnology firm. From 1985 to 1989, Mr. Schaller served as President and Chief Operating Officer of Essex Vencap, Inc., a venture development subsidiary of Essex Chemical Corporation. Mr. Schaller has more than 33 years of experience in sales, marketing, management, business and venture development and management consulting in the chemical, petrochemical and specialty materials areas. Mr. Schaller received a B.E. in Chemical Engineering from Yale University and is a graduate of the Harvard Business School Program for Management Development.

  Clare E. Nordquist has served as a director of the Company since 1995. Mr. Nordquist is the Managing General Partner of Material Ventures Associates LP, a venture capital partnership specializing in advanced technology materials companies and serves as a director of Leading Edge Ceramics, LLC, a manufacturer and distributor of ceramic powders and shapes; Minco Acquisition Corporation, the parent of numerous companies which manufacture fused silica and fused magnesia; and Viox Corporation, a custom producer of electronic grade, high purity glass powders utilized primarily in electronics applications. Mr. Nordquist received a B.S. in Ceramic Engineering from the University of Washington and an M.B.A. from the University of Denver.

  Gilbert Steinberg has served as a director of the Company since 1989. Mr. Steinberg is Vice President and Chief Financial Officer of Astrosystems, Inc., which is a manufacturer of electronic, electromechanical and power conversion devices. Mr. Steinberg is the founder of Mentortech, Inc., a publicly held company specializing in software development and computer training consulting. Mr. Steinberg received a B.S. in Industrial Engineering at the Massachusetts Institute of Technology and an M.S. in Mathematics from Adelphi College.

  All directors hold office until the next annual meeting of stockholders or until their successors have been elected. Officers serve at the discretion of the Board of Directors. There are no family relationships between any of the directors or executive officers of the Company. The Company does not currently pay any cash or other compensation to its directors for serving in that capacity. The Board of Directors has a Compensation Committee that makes recommendation concerning salaries and incentive compensation for executive officers of the Company and administers the Company's employee stock plans and an Audit Committee that reviews the results and scope of the audit and other services provided by the Company's independent auditors. Dr. Reichenbach and Mr. Nordquist are the designees of Advent International Corporation and Arete Ventures, Inc., respectively, and were elected directors pursuant to the provisions of a 1989 Stock Purchase Agreement relating to the purchase of shares of Series A Redeemable Convertible Preferred Stock, which are no longer applicable as the Preferred Stock has been converted into Common Stock.

  The Amended and Restated By-Laws of the Company provide for a classified Board of Directors. At the 1998 annual meeting of stockholders, the directors shall be divided into three classes, as nearly equal in number as possible, with the directors of the first class elected for a term of one year, the directors of the second class elected for a term of two years, and the directors of the third class elected for a term of three years. Thereafter, following such initial classification and election, directors elected to succeed those directors whose terms expire shall be elected for a term of office to expire at the third succeeding annual meeting of stockholders after their election.

ITEM 11. EXECUTIVE COMPENSATION

  The following table sets forth information concerning the compensation of the Chief Executive Officer of the Company and those other executive officers of the Company whose total salary, bonus and other compensation earned for 1995, 1996 or 1997 exceeded $100,000:

                                                          LONG TERM
                                                         COMPENSATION
                              ANNUAL COMPENSATION           AWARDS
                           ---------------------------   ------------
                                                          SECURITIES
                                                          UNDERLYING      ALL OTHER
NAME & PRINCIPAL POSITION  YEAR SALARY ($)   BONUS ($)   OPTIONS (#)  COMPENSATION($)(1)
-------------------------  ---- ----------   ---------   ------------ ------------------
Allen M. Barnett.........  1997  $191,458(2)  $50,000(2)   203,250          $4,750
 President and Chief
  Executive                1996   225,819(2)   25,275(2)    21,000           2,375
 Officer                   1995   232,378(2)   43,531(2)    21,000           2,310
George W. Roland.........  1997   151,840      50,000          --            4,750
 President and Chief
  Executive                1996   139,034      15,000      187,500           2,375
 Officer, Solar Power
  Business                 1995    63,173(3)   30,000       60,000             527
Peter C. Aschenbrenner...  1997   116,449      20,000       19,875           1,353(4)
 Vice President,
  Marketing and            1996   106,779       7,000            0           1,416(4)
 Sales                     1995    96,833      12,000            0           1,626(4)
Thomas J. Stiner.........  1997    88,670      25,000       22,500           4,750
 Vice President and Chief  1996    80,800      20,000        7,500           2,375
 Financial Officer         1995    75,004       8,000            0           2,168

--------
(1) Includes matching contributions by the Company under its 401(k) Plan.
(2) Dr. Barnett elected to postpone receipt of salary payments of $23,945, $79,047 and $64,755, for the years ended December 31, 1997, 1996 and 1995, respectively, as well as all bonus amounts for the years ended December 31, 1996 and 1995.
(3) Dr. Roland joined the Company in June 1995.
(4) Includes $1,200 annual expense allowance for all years.

STOCK OPTIONS

  The following table provides information regarding grants of stock options made during the fiscal year ended December 31, 1997 to the persons named in the Cash Compensation Table above:

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                            POTENTIAL REALIZABLE
                                                                              VALUE  AT ASSUMED
                                      % OF TOTAL                               ANNUAL RATES OF
                           NUMBER OF   OPTIONS                                   STOCK PRICE
                          SECURITIES  GRANTED TO                              APPRECIATION FOR
                          UNDERLYING  EMPLOYEES                                  OPTION TERM
                            OPTIONS   IN FISCAL     EXERCISE     EXPIRATION ---------------------
          NAME            GRANTED (#)    YEAR    PRICE ($/SHARE)    DATE     5% ($)       10%
          ----            ----------- ---------- --------------- ---------- ---------------------
Dr. Allen M. Barnett....     15,750       4.4%        $3.12        1/1/07   $  30,904 $    78,317
                            187,500      52.3%         5.33        4/1/07     628,502   1,592,746
Dr. George W. Roland....        --        --            --            --          --          --
Peter C. Aschenbrenner..     19,875       5.5%         4.00        4/1/07      49,997     126,703
Thomas J. Stiner........     22,500       6.3%         4.00        4/1/07      56,601     143,437

--------
(1) Options awarded under the Plan generally provide for vesting over a period of four years, with vesting occurring 25% per year on the anniversary date of the option award. The Board of Directors has the discretion, subject to plan limits, to modify the terms of outstanding options. The options listed for Dr. Barnett with an exercise price of $3.12 per share are immediately vested. The options listed for Dr. Barnett with an exercise price of $5.33 per share vest over a five-year period. The options listed for Dr. Roland vested upon the effective date of the registration statement for the Company's initial public offering.
(2) All options were granted with an exercise price equal to the fair market value of the Common Stock as determined by the Board of Directors on the date of grant other than the 15,750 shares granted to Dr. Barnett on January 1, 1997. In determining the fair market value of the Common Stock, for which no trading market existed, the Board of Directors took into consideration such factors as the most recent sale prices and preferences of Preferred Stock, recent results of operations and other relevant data. The 15,750 options granted to Dr. Barnett were granted in connection with an amendment to his employment agreement in 1991. The option price approximates the average price per share paid by the purchasers of Series A Convertible Preferred Stock, which price was in excess of the fair market value of the Common Stock on the date of grant.
(3) Amounts represent hypothetical gains that could be achieved for the respective options at the end of the 10-year option term. The assumed 5% and 10% rates of stock appreciation are mandated by rules of the Securities and Exchange Commission and do not represent the Company's estimate of the future Common Stock price. This table does not take into account any appreciation in the price of the Common Stock to date, which exceeds the hypothetical gains shown in the table.

OPTION EXERCISES AND HOLDINGS

  The following table sets forth, for each person named in the Cash Compensation Table above, information regarding the exercise of stock options during the fiscal year ended December 31, 1997 and the year-end value of unexercised options. No options were exercised by the Named Executive Officers during 1997:

                AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                          AND FISCAL YEAR-END VALUES

                                                                           VALUE OF UNEXERCISED
                                                 NUMBER OF UNEXERCISED         IN-THE-MONEY
                            SHARES              OPTIONS AT YEAR-END (#)   OPTIONS AT YEAR END ($)
                          ACQUIRED ON  VALUE   ------------------------- -------------------------
   NAME                    EXERCISE   REALIZED EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
   ----                   ----------- -------- ----------- ------------- ----------- -------------
Allen M. Barnett........      --        --       162,750      187,500      468,720      125,625
George W. Roland........      --        --        30,000      217,500       60,000      435,000
Peter C. Aschenbrenner..      --        --        28,125       29,250       56,250       58,500
Thomas J. Stiner........      --        --        43,125       31,875       86,250       63,750

--------
(1) Calculated on the basis of the fair market value of the Common Stock at December 31, 1997 of $6.00 per share, as determined by the Company's Board of Directors, minus the per share exercise price, multiplied by the number of shares underlying the option. See note (2) of the preceding table.

BENEFIT PLANS

 Stock Option Plan

  The Company adopted a Stock Option Plan (the "Plan") in 1989 under which a total of 1,200,000 shares are currently reserved for issuance to employees (including officers and directors who are employees or consultants). Options granted pursuant to the Plan may be either incentive stock options or non-qualified stock options. The Plan is administered by the Compensation Committee of the Board of Directors which selects the employees to whom the options are granted, determines the number of shares subject to each option, sets the time or times when the options will be granted, determines the time when the options may be exercised and establishes the market value of the shares at the date of grant and exercise date. The Plan provides that the purchase price under the option shall be at least 100 percent of the fair market value of the shares of the Company's common stock at the date of grant. The options are not transferable. There are limitations on the amount of incentive stock options that an employee can be granted in a single calendar year. The term of each option granted under the Plan is determined by the Compensation Committee, but in no event may such term exceed ten years. Options granted under the Plan generally provide for vesting in four equal annual installments beginning on the first anniversary of the date of grant. As of December 31, 1997, options to purchase an aggregate of 1,088,938 shares were outstanding at a weighted average exercise price of $4.00 per share and 32,889 shares remained available for future option grants under the Plan.

 Compensatory Stock Plan

  Prior to the adoption of the 1989 Plan, the Company had a compensatory stock plan for the issuance of shares to employees and consultants. At December 31, 1997, the only remaining obligation under this plan was the reservation of 39,999 shares for issuance to a former consultant of the Company.

 Retirement Savings Plan

  The Company maintains a Retirement Savings Plan (the "401(k) Plan") which is intended to qualify under Section 401(k) of the Internal Revenue Code. Employees of the Company who have attained age 21 and completed at least one month of service with the Company are eligible to make contributions to the 401(k) Plan on a pre-tax basis of up to 15% of the participant's compensation in any year in accordance with limitations defined in the Code. Under the 401(k) Plan, the Company may make a discretionary contribution to the Plan. The total contribution made by a participant and by the Company on behalf of that participant cannot exceed the lesser of 25% of the participant's annual compensation or $30,000 for any one plan year. The pre-tax contributions made by a participant and the earnings thereon are at all times fully vested. The participant's interest in Company contributions and the earnings thereon will become vested at the rate of 20% per year for each year of service with the Company or, if earlier, upon such participant's death or disability. A participant's fully vested benefit under the 401(k) plan may be distributed to the participant upon his retirement, death, disability or termination of employment or upon reaching age 59 1/2.

  At December 31, 1997, the Company had accrued a contribution to the 401(k) Plan of $145,000. The Company's contribution on behalf of the officers named under "Executive Compensation" were as follows: Dr. Allen M. Barnett--$4,750; Dr. George W. Roland--$4,750; Peter Aschenbrenner--$153; Thomas J. Stiner-- $4,750.

EMPLOYMENT ARRANGEMENTS

  Dr. Allen M. Barnett entered into a new employment agreement with the Company, effective April 1, 1997 providing for a base salary of $175,000 per year. The agreement is for an initial term ending March 31, 2000. After the initial term the agreement will continue in effect for an indefinite period until the Company or Dr. Barnett elects to terminate the agreement by written notice to the other party at least six months prior to the effective date of termination. Other principal terms of the agreement provide for yearly vesting of options to purchase 37,500 shares of the Company's Common Stock at $5.33 per share and yearly bonuses of not less than $50,000 if contemplated financial or other objectives determined each year by the Board of Directors and Dr. Barnett are achieved. In the event of the termination of the agreement due to disability, or death, Dr. Barnett or his estate would be entitled to receive his base salary for the longer of the remaining term of the agreement or two years plus all other compensation and benefits in the case of disability and a pro rata portion in the case of death. In the event of termination due to a change of control of the Company, Dr. Barnett would be entitled to a lump sum payment of one years salary and bonus; a payment of salary and bonus from the date of termination through the remaining term of the agreement and the immediate vesting of all remaining options. In the event of termination (other than for death or disability) Dr. Barnett is restricted from competing with the Company for one year thereafter.

  Dr. George W. Roland entered into an employment agreement with the Company effective May 1, 1996, providing for a base salary of $155,000 per year for an unspecified term. In the event of termination for any reason other than cause (as defined in the employment agreement), the Company must pay him nine months salary. Dr. Roland was granted a non-qualified option to acquire 187,500 shares of the Company's Common Stock which will vest and be exercisable as follows: all of these options will vest upon the effective date of a registration statement covering the Company's first bona fide, firm commitment, public offering of Common Stock ("Public Offering") or if the Company merges or consolidates into or with, or sells or transfers all or substantially all of its assets to, or transfers all of its capital stock to, another corporation or entity which is not an affiliate of the Company ("Sale"). If the Company terminates his employment within twelve months prior to such Public Offering or Sale and he was not terminated for cause, he shall continue to be vested with respect to all his options upon the effective date of the Registration Statement relating to the Public Offering or the effective date of a Sale. If he voluntarily terminates his employment prior to such Public Offering or Sale he forfeits all rights to his options to purchase the 187,500 shares. All vested options are exercisable, in whole or part in, at a price of $4.00 per share upon the following terms and conditions: (i) at any time for a period of seven years following the completion of the Public Offering or Sale, provided that he is employed by the Company at the time of such exercise; (ii) at any time for a period of two years following the completion of the Public Offering or Sale, provided that he shall have been terminated by the Company, other than for cause, within the twelve months preceding such Public Offering or Sale; or (iii) at any time for a period equal to the lesser of two years from the date of his termination from the Company, or seven years from the date of the Public Offering or Sale, provided that he shall not have been terminated by the Company for cause and he shall have been employed by the Company at the time of such Public Offering or Sale. Dr. Roland also was granted a qualified option to purchase 60,000 shares of the Company's Common Stock at $4.00 per share in connection with his initial employment in June 1995.

  The Company's employment agreements with Dr. Barnett and Dr. Roland and its employment arrangements with other executive officers and significant employees impose customary confidentiality obligations and provide for the assignment to the Company of all rights to any technology developed by the employee during the time of his employment.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The Compensation Committee of the Company consists of Messrs. Nordquist, Reichenbach and Steinberg. During the fiscal year ended December 31, 1997, no executive officer of the Company served on the board of directors or compensation committee of another company that had an executive officer serving on the Company's Board of Directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company's Common Stock as of March 20, 1998, (i) each shareholder who is known by the Company to own beneficially 5% or more of the outstanding shares of Common Stock, (ii) each of the Company's directors, (iii) each named Executive Officer and (iv) all directors and officers of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

NAME AND ADDRESS OF BENEFICIAL OWNER                  SHARES   PERCENT OF TOTAL
------------------------------------                 --------- ----------------
Astrosystems, Inc.(2)............................... 1,193,750       13.2%
 1220 Market Street, Suite 603
 Wilmington, DE 19801
Cede & Company*..................................... 3,098,523       34.2%
 P.O. Box 20
 Bowling Green Station
 New York, NY 10004
Entities Affiliated with(3).........................   477,081        5.3%
 Advent International Corp.
 101 Federal Street
 Boston, MA 02110
Entities Affiliated with(4).........................   162,819        1.8%
 Materia Ventures Associates
 3435 Carillon Point
 Kirkland, WA 98033
Dr. Allen M. Barnett(5)............................. 1,472,706       16.3%
Dr. George W. Roland(6).............................   217,500        2.4%
Peter C. Aschenbrenner(7)...........................    42,469         **
Louis C. DiNetta(8).................................    20,625         **
Robert B. Hall(9)...................................    91,001       1.00%
Thomas J. Stiner(10)................................    54,375         **
Dr. George S. Reichenbach(3)........................   477,081        5.3%
Charles R. Schaller.................................     5,250         **
Clare E. Nordquist(4)...............................   162,819        1.8%
Gilbert Steinberg(2)................................ 1,193,750       13.2%
All directors and officers as a group (ten           3,737,576       41.3%
 persons)(11).......................................

--------
 * This company is nominee for beneficial owners of these shares purchased in the Company's initial public offering on February 12, 1998 and in open market transactions thereafter, and whose identity is unknown to the Company.
**  Less than one percent.
 (1) Applicable percentage of ownership is based on 9,061,824 shares of Common Stock outstanding as of March 20, 1998 and treats as outstanding all shares (540,469) issuable on exercise of options exercisable within 60 days of the date of this Form 10-K held by beneficial owners that are included in the first column.
 (2) Represents 1,193,750 shares held by Astrosystems, Inc. Mr. Steinberg, a director of the Company is an officer, director and shareholder of Astrosystems, Inc. and disclaims beneficial ownership of shares held by Astrosystems, Inc. except to the extent of his pecuniary interest therein.
 (3) Includes the ownership by the following venture capital funds managed by Advent International Corporation: 89,095 shares owned by Adhill Limited Partnership, 59,396 shares owned by Adval Limited Partnership, 59,396 shares owned by Advent Future Limited Partnership, 1,909 shares owned by Advent International Investors Limited Partnership, 89,095 shares owned by Advent Performance Materials Limited Partnership, 89,095 shares owned by Adwest Limited Partnerhsip and 89,095 shares owned by World Technology Limited Partnership. In its capacity as manager of these funds, Advent International Corporation exercises sole voting and investment power with respect to all shares held by these funds. Dr. Reichenbach is a Senior Vice President of Advent International Corporation, the venture capital firm, which is the manager of the funds affiliated with the Advent International Group. Dr. Reichenbach disclaims beneficial ownership of the shares held by the Advent International Group except to the extent of his pecuniary interest therein.
 (4) Represents an aggregate of 159,069 shares held by two limited partnerships of which Materia Ventures Associates is the general partner. Mr. Nordquist is the Managing General Partner of Materia Ventures Associates and disclaims beneficial ownership of the shares held by Materia Ventures Associates except to the extent of his pecuniary interest therein.
 (5) Includes 1,181,365 shares held by a family trust of which Dr. Barnett is a beneficiary and also 200,250 shares subject to currently exercisable options within 60 days from the date of this Form 10-K. Dr. Barnett disclaims beneficial ownership of the shares held by the Trust except to the extent of his pecuniary interest therein.
 (6) Includes 217,500 shares subject to options within 60 days from the date of this Form 10-K.
 (7) Includes 42,469 shares subject to options within 60 days from the date of this Form 10-K .
 (8) Includes 16,125 shares subject to options within 60 days from the date of this Form 10-K.
 (9) Includes 9,750 shares subject to options within 60 days from the date of this Form 10-K.
(10) Includes 54,375 shares subject to options within 60 days from the date of this Form 10-K.
(11) Includes an aggregate of 540,469 shares held by all directors and officers that are subject to options exercisable within 60 days from the date of this Form 10-K. See Notes (4) through (9) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  At December 31, 1997, the Company owed its President $555,482 in the form of salary, bonus and automobile reimbursements. The amounts are related to the excess of his salary and bonus and auto allowance over the amounts actually paid from July 1990 to March 1997. On December 15, 1997, the Company agreed that one-third of this amount will be paid per year in each of 1998, 1999 and 2000, with interest on the unpaid balance at 6% per annum from January 1, 1998.

  At December 31, 1997, the Company owed Astrosystems, Inc. $58,000 in principal and $40,846 in accrued interest under the terms of an unsecured promissory note.

                                    PART IV

ITEM 14. EXHIBITS FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM 8-K

(A)1. FINANCIAL STATEMENTS

  Independent Auditor's Report

  Balance Sheets--December 31, 1997 and 1996

  Statements of Operations--Years Ended December 31, 1997, 1996, and 1995.

  Statements of Stockholders' Deficit--Years ended December 31, 1997, 1996 and 1995.

  Statements of Cash Flows--Years ended December 31, 1997, 1996 and 1995.

  Notes to Financial Statements

  2. FINANCIAL SCHEDULES ATTACHED HERETO ARE AS FOLLOWS:

  Independent Auditor's Report

  Schedule II--Valuation and Qualifying Accounts. Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

  3. EXHIBITS

  Unless otherwise noted, the following exhibits are incorporated by reference to the Registration Statement (No. 333-42591) on Form S-1 filed on December 18, 1997.

    2.1 Series A Preferred Stock Purchase Agreement dated September 20, 1989 by and among AstroPower, Inc., et al and the Purchasers named therein.
    2.2 Series B Stock Purchase Agreement dated between August 1993 and
         September 1996 by among AstroPower, Inc. et al and the Purchasers named therein.
    3.1 Certificate of Incorporation of the Registrant, as Amended.
    3.2 By-Laws of the Registrant.
    3.3 Form of Amended and Restated Certificate of Incorporation of the
         Registrant, to be effective immediately prior to the effectiveness of the Offering.
    3.4 Form of Amended and Restated By-Laws of the Registrant, to be effective immediately prior to the effectiveness of the Offering.
    4.1 Specimen certificate representing the Common Stock of the Registrant.
   10.1 1989 Stock Option Plan, as amended.
   10.2 Lease for premises at Solar Park, Newark, Delaware dated July 1, 1991 between the Company and the University of Delaware.
   10.3 Employment Agreement between the Company and Dr. Allen M. Barnett dated
         April 1, 1997.
   10.4 Employment Agreement between the Company and Dr. George W. Roland dated
         May 1, 1997.
   10.5 1997 Bonus Plan for Drs. Barnett and Roland.
   10.6 Amended and Restated Loan Agreement between the Company and Mellon Bank
         (DE), N.A. dated November 24, 1997.
   10.7 Amended and Restated Security Agreement between the Company and Mellon
         Bank (DE), N.A. dated November 24, 1997.
   10.8 Amended and Restated Line of Credit Note between the Company and Mellon
         Bank (DE), N.A. dated November 24, 1997.
   10.9 Amended and Restated Term Loan Note between the Company and Mellon Bank
         (DE), N.A. dated November 24, 1997.

   10.10 Business Loan Agreement between the Company and Artisans' Savings Bank dated January 10, 1997.
   10.11 Promissory Note between the Company and Artisans' Savings Bank dated
          January 10, 1997.
   10.12 Commercial Security Agreement between the Company and Artisans'
          Savings Bank dated January 10, 1997.
   10.13 Commercial Guaranty between Allen M. Barnett and Artisans' Savings
          Bank dated January 10, 1997.
   10.14 Operating Agreement between the Company and GPU International dated
          July 1, 1997.
   10.15 Performance Agreement between the Company and GPU International dated
          July 1, 1997.
   10.16 Note Purchase Agreement between the Company and Corning Inc. dated
          August 19, 1997.
   10.17 Security Agreement between the Company and Corning Inc. dated August
          19, 1997.
   10.18 Promissory Note between the Company and Corning Inc. dated August 19,
          1997.
   10.19 Research and Development Umbrella Agreement between the Company and
          Corning Inc. dated August 19, 1997.
   10.20 Promissory note to Astrosystems, Inc.
   10.21 Lease for premises at 231 Lake Drive, Newark, Delaware dated January
          16, 1998 between the Company and Liberty Property Limited
          Partnership.
   27.1  Financial Data Schedule.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          AstroPower, Inc.

Date: March 26, 1998                              /s/ Allen M. Barnett
                                          By: _________________________________
                                                    Allen M. Barnett
                                           Chief Executive Officer, President
                                                      and Director

Date: March 26, 1998                              /s/ Thomas J. Stiner
                                          By: _________________________________
                                                    Thomas J. Stiner
                                           Vice President, Principal Financial
                                            Officer and Principal Accounting
                                                         Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 26, 1998.

  /s/ Allen M. Barnett       Director    /s/ Gilbert Steinberg     Director
_________________________              _________________________
    Allen M. Barnett                       Gilbert Steinberg

      /s/ George S.          Director   /s/ Clare E. Nordquist     Director
       Reichenbach                     _________________________
_________________________                 Clare E. Nordquist
   George S. Reichenbach

  /s/ George W. Roland       Director   /s/ Charles R. Schaller    Director
_________________________              _________________________
     George W. Roland                     Charles R. Schaller

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
AstroPower, Inc.:

  We have audited the accompanying balance sheets of AstroPower, Inc. as of December 31, 1997 and 1996, and the related statements of operations, stockholders' deficit, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AstroPower, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          s/KPMG Peat Marwick LLP

Wilmington, DE
  February 20, 1998, except as to
  the last paragraph of Notes 3
  and 8, which are as of March 19,
  1998

                                ASTROPOWER, INC.

                                 BALANCE SHEETS

                                                           DECEMBER 31,
                                                     -------------------------
                                                         1997         1996
                       ASSETS                        ------------  -----------
CURRENT ASSETS:
  Cash and cash equivalents (including restricted
   cash of $4,788,519 at December 31, 1997)......... $  4,908,177  $    24,930
  Accounts receivable:
   Trade, net of allowance for doubtful accounts of
    $72,962 in 1997 and $47,836 in 1996.............    3,326,200    2,012,936
   Other, including amounts due from employees and a
    stockholder.....................................       35,872       32,223
  Inventories.......................................    1,602,321    1,214,188
  Prepaid expenses..................................      350,471       59,270
                                                     ------------  -----------
    Total current assets............................   10,223,041    3,343,547
PROPERTY AND EQUIPMENT:
  Machinery and equipment...........................    6,856,031    6,038,393
  Furniture and fixtures............................      152,617      145,882
  Leasehold improvements............................      205,298      184,077
  Construction in progress..........................      536,370      488,044
                                                     ------------  -----------
                                                        7,750,316    6,856,396
  Less accumulated depreciation and amortization....   (2,858,195)  (2,313,129)
                                                     ------------  -----------
                                                        4,892,121    4,543,267
                                                     ------------  -----------
    Total assets.................................... $ 15,115,162  $ 7,886,814
                                                     ============  ===========


                See accompanying notes to financial statements.

                                ASTROPOWER, INC.

                                 BALANCE SHEETS

                                                            DECEMBER 31,
                                                       -----------------------
                                                          1997         1996
                                                       -----------  ----------
        LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Accounts payable.................................... $ 2,314,495  $1,799,973
  Note payable--stockholder...........................      58,000      58,000
  Note payable--bank..................................     203,357     531,200
  Current maturities of longterm debt.................      55,000     365,683
  Accrued payroll and payroll taxes (includes $185,161
   in 1997 and $530,412 in 1996 due to the Company's
   President and Chief Executive Officer).............     978,256   1,034,841
  Accrued expenses....................................     394,564     190,086
  Advance from customer...............................     610,891     333,536
                                                       -----------  ----------
    Total current liabilities.........................   4,614,563   4,313,319
OTHER LIABILITIES:
  Long-term debt, excluding current maturities........   6,277,174     527,811
  Deferred compensation and other (including amounts
   due to officers and a stockholder).................     463,900     106,493
                                                       -----------  ----------
                                                         6,741,074     634,304
                                                       -----------  ----------
    Total liabilities.................................  11,355,637   4,947,623
                                                       -----------  ----------
REDEEMABLE CONVERTIBLE PREFERRED STOCK:
  Series A Convertible Preferred Stock, 1,331,250
   shares authorized; 1,309,626 shares issued and
   outstanding, $.01 per share par value, liquidation
   preference of $8,808,188, redeemable, 8% dividend
   rate, non-cumulative...............................   5,798,725   5,798,725
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
  Series B Convertible Preferred Stock, 750,000 shares
   authorized; 336,409 in 1997 and 328,909 in 1996
   shares issued and outstanding, $.01 per share par
   value, 8% dividend rate, non-cumulative............       3,364       3,289
  Common Stock, 15,000,000 shares authorized;
   3,769,772 in 1997 and 3,701,775 in 1996 shares
   issued and outstanding, $.01 per share par value...      37,698      37,018
  Additional paid-in capital..........................   3,288,017   2,697,396
  Note receivable.....................................     (79,125)        --
  Unearned compensation...............................    (343,743)        --
  Accumulated deficit.................................  (4,945,411) (5,597,237)
                                                       -----------  ----------
    Total stockholders' deficit.......................  (2,039,200) (2,859,534)
                                                       -----------  ----------
      Total liabilities and stockholders' deficit..... $15,115,162  $7,886,814
                                                       ===========  ==========

                See accompanying notes to financial statements.

                                ASTROPOWER, INC.

                            STATEMENTS OF OPERATIONS

                                              YEAR ENDED DECEMBER 31,
                                       ---------------------------------------
                                           1997          1996         1995
                                       ------------  ------------  -----------
REVENUES:
  Product sales....................... $ 13,094,871  $  6,237,349  $ 5,355,710
  Research contracts..................    3,511,898     4,346,118    4,589,098
                                       ------------  ------------  -----------
    Total revenues....................   16,606,769    10,583,467    9,944,808
COST OF REVENUES:
  Product sales.......................    9,311,140     6,896,109    4,482,957
  Research contracts..................    2,539,915     2,579,994    3,028,488
                                       ------------  ------------  -----------
    Total cost of revenues............   11,851,055     9,476,103    7,511,445
                                       ------------  ------------  -----------
    Gross profit......................    4,755,714     1,107,364    2,433,363
OPERATING EXPENSES:
  Product development expenses........    1,006,979       775,963      313,551
  General and administrative
   expenses...........................    1,972,144     1,858,862    1,468,779
  Selling expenses....................      853,812       660,468      444,393
                                       ------------  ------------  -----------
    Income (loss) from operations.....      922,779    (2,187,929)     206,640
OTHER EXPENSE (INCOME):
  Interest expense....................      369,233       168,782      115,593
  Interest income.....................     (113,730)       (5,685)      (6,695)
  Other expense (income)..............       (4,550)       11,959         (228)
                                       ------------  ------------  -----------
    Total other expense...............      250,953       175,056      108,670
NET INCOME (LOSS) BEFORE INCOME
 TAXES................................      671,826    (2,362,985)      97,970
INCOME TAXES..........................      (20,000)            0            0
                                       ------------  ------------  -----------
NET INCOME (LOSS)..................... $    651,826  $ (2,362,985) $    97,970
                                       ============  ============  ===========
NET INCOME (LOSS) DATA:
  Net income (loss) per share--
   basic.............................. $       0.18         (0.64)        0.03
                                       ============  ============  ===========
  Net income (loss) per share--
   diluted............................ $       0.13         (0.64)        0.02
                                       ============  ============  ===========
  Weighted average shares outstanding
   -- basic...........................    3,710,258     3,699,702    3,697,630
                                       ============  ============  ===========
  Weighted average shares outstanding
   -- diluted ........................    6,220,161     3,699,702    5,362,336
                                       ============  ============  ===========

                See accompanying notes to financial statements.

                         PREFERRED STOCK      COMMON STOCK    ADDITIONAL
                         -----------------  -----------------  PAID--IN      NOTE      UNEARNED   ACCUMULATED
                          SHARES   AMOUNT    SHARES   AMOUNT   CAPITAL    RECEIVABLE COMPENSATION   DEFICIT       TOTAL
                         --------  -------  --------- ------- ----------  ---------- ------------ -----------  -----------
BALANCE,
 JANUARY 1, 1995........  234,751  $ 2,348  3,679,320 $36,794 $1,985,363        --          --    $(3,332,222) $(1,307,717)
 Issuance of Series B
  Convertible Preferred
  Stock, net of issuance
  costs.................   17,250      172        --      --      82,318        --          --            --        82,490
 Common Stock issued....      --       --      18,312     183     49,848        --          --            --        50,031
 Net income.............      --       --         --      --         --         --          --         97,970       97,970
                         --------  -------  --------- ------- ----------   --------   ---------   -----------  -----------
BALANCE,
 DECEMBER 31, 1995......  252,001    2,520  3,697,632  36,977  2,117,529        --          --     (3,234,252)  (1,077,226)
 Issuance of Series B
  Convertible Preferred
  Stock, net of issuance
  costs.................   76,908      769        --      --     574,736        --          --                     575,505
 Common Stock issued....      --                4,143      41      5,131        --          --            --         5,172
 Net loss...............      --       --         --      --         --         --          --     (2,362,985)  (2,362,985)
                         --------  -------  --------- ------- ----------   --------   ---------   -----------  -----------
BALANCE,
 DECEMBER 31, 1996......  328,909    3,289  3,701,775  37,018  2,697,396        --          --     (5,597,237)  (2,859,534)
 Issuance of Series B
  Convertible Preferred
  Stock.................   11,250      112        --      --      89,888        --          --            --        90,000
 Purchase and retirement
  of Series B
  Convertible Preferred
  Stock.................   (3,750)     (37)       --      --     (29,963)       --          --            --       (30,000)
 Common Stock issued....      --       --      67,997     680    113,471    (79,125)        --            --        35,026
 Stock options granted..      --       --         --      --     417,225        --     (417,225)          --
 Amortization of
  unearned
  compensation..........      --       --         --      --         --         --       73,482           --        73,482
 Net income.............      --       --         --      --         --         --                    651,826      651,826
                         --------  -------  --------- ------- ----------   --------   ---------   -----------  -----------
BALANCE,
 DECEMBER 31, 1997......  336,409  $ 3,364  3,769,772 $37,698 $3,288,017   $(79,125)  $(343,743)  $(4,945,411) $(2,039,200)
                         ========  =======  ========= ======= ==========   ========   =========   ===========  ===========


                See accompanying notes to financial statements.

                                ASTROPOWER, INC.

                            STATEMENTS OF CASH FLOWS

                                                 YEAR ENDED DECEMBER 31,
                                            -----------------------------------
                                               1997         1996        1995
                                            -----------  -----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)........................  $   651,826  $(2,362,985) $  97,970
Adjustments to reconcile net income (loss)
 to net cash provided by
 (used in) operating activities:
  Depreciation and amortization...........      545,066      474,569    432,842
  Common stock issued for services........       18,500          --      37,500
  Stock options issued....................       73,482          --         --
  Changes in working capital items:
   Accounts receivable....................   (1,313,264)     278,164   (740,700)
   Inventories............................     (388,133)     921,855   (267,408)
   Prepaid expenses.......................     (291,201)       5,587     20,862
   Accounts payable and accrued expenses..      719,000      595,790     16,945
   Accrued payroll and payroll taxes......      313,736      330,684    140,562
   Estimated costs to complete loss con-
    tracts................................          --           --     (19,956)
   Advance from customer..................      277,355      111,260    151,520
   Other..................................      (16,562)      12,143     41,493
                                            -----------  -----------  ---------
 Net cash provided by (used in) operating
  activities..............................      589,805      367,067    (88,370)
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures.....................     (893,920)    (970,431)  (863,881)
                                            -----------  -----------  ---------
  Net cash used in investing activities...     (893,920)    (970,431)  (863,881)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt.............    6,033,076      202,097    600,000
 Net borrowings from line of credit.......     (327,843)     175,000    380,050
 Repayment of long-term debt..............     (594,396)    (358,200)  (161,036)
 Proceeds from issuance of common stock...       16,525        4,875      3,031
 Proceeds from issuance of preferred
  stock...................................       90,000      575,505     82,490
 Repurchase of preferred stock............      (30,000)         --         --
                                            -----------  -----------  ---------
Net cash provided by financing activi-
 ties.....................................    5,187,362      599,277    904,535
                                            -----------  -----------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS..............................    4,883,247       (4,087)   (47,716)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
 YEAR.....................................       24,930       29,017     76,733
                                            -----------  -----------  ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR..  $ 4,908,177  $    24,930  $  29,017
                                            ===========  ===========  =========
SUPPLEMENTAL DISCLOSURE:
 Interest paid............................  $   160,544  $   129,555  $ 102,203
                                            ===========  ===========  =========
OTHER NONCASH FINANCING AND INVESTING
 ACTIVITIES:
 During 1995, 2,375 shares of Common Stock
  valued at $9,500 were issued to settle a
  liability accrued at December 31, 1994..
 During 1995, the Company acquired
  approximately $131,000 of equipment
  under a capital lease agreement.........
 During 1997, the Company issued 34,213
  shares of common stock in exchange for a
  6% promissory note in the amount of
  $79,125, with a maturity date of August
  15, 1998................................

                See accompanying notes to financial statements.

                               ASTROPOWER, INC.

                         NOTES TO FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Description of Business

  AstroPower, Inc. was incorporated in April 1989. In September 1989 it purchased the assets and assumed certain liabilities of the AstroPower Division, an unincorporated division of Astrosystems, Inc., a public company.

  The Company develops, manufactures, markets and sells PV solar cells, modules and panels for generating solar electric power. Solar cells are semiconductor devices which convert sunlight directly into electricity. Solar electric power is used off the electric utility grid for many applications in the communications and transportation industries and in remote villages and homes. Solar electric power is also used in on-grid applications by existing electric utility customers to provide a clean, renewable source of alternative or supplementary electric power. Availability of silicon wafers, a significant raw material in the Company's manufacturing process, is subject to market conditions in the semiconductor industry, however, the Company is not dependent on a single supplier or only a few suppliers. See Note 11.

 Cash Equivalents

  For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

 Fair Value of Financial Instruments

  The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued expenses, note payable-stockholder and borrowings. The carrying values of cash, accounts receivable, accounts payable, accrued expenses and note payable-stockholder are considered to be representative of their respective fair values because of the short-term nature of these balances. The carrying value of the Company's bank borrowings are considered to approximate their fair values, due to the market rates of interest on the borrowings. The Company's convertible note does not have a readily ascertainable market value due to the conversion feature of the note and the various rights granted to the noteholder with respect to certain future transactions. See Note 13.

 Inventories

  Inventories are reported at lower of cost or market. Cost is determined using the weighted average method.

 Property and Equipment

  Property and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the assets' estimated useful lives, ranging from 5 to 15 years. Maintenance, repairs and minor renewals are charged to expense as incurred.

  Included in machinery and equipment at December 31, 1997 is $4,776,886 representing self-constructed assets. In costing the equipment, the Company uses a full cost approach whereby direct material, direct labor and related overhead costs are capitalized. The total labor and overhead costs of self-constructed assets capitalized for the years ended December 31, 1995 and 1996 and 1997, were $307,833, $303,677, and $176,397 respectively.

                               ASTROPOWER, INC.

 Revenue Recognition

  Revenue from product sales is recognized when products are shipped. Revenue related to the Company's fixed price, cost-plus and cost-sharing research contracts are recognized at the time costs benefiting the contracts are incurred, which approximates the percentage of completion method. Provisions for estimated losses are made in the period in which losses are determined. Accounts receivable includes unbilled accounts receivable consisting of material, labor and overhead expended on contracts.

 Product Development Expenses

  These expenses represent the material, labor and overhead costs incurred to develop processes in support of the Company's Silicon-Film(TM) wafer, solar cell and module engineering effort which are not funded by research contracts.

 Income Taxes

  The Company accounts for income taxes in accordance with the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expense, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

 Net Income Per Share

  The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" in the fourth quarter of 1997. SFAS No. 128 requires the Company to use methods for calculating earnings per share that differ from methods used in prior periods and requires the Company to restate net income per share reported in prior periods. The adoption of this statement had no effect on the results of operations, or financial condition.

 (2) Inventories

  A summary of inventories is as follows:

                                                               DECEMBER 31,
                                                           ---------------------
                                                              1997       1996
                                                           ---------- ----------
   Raw materials.......................................... $1,173,850 $  491,085
   Work-in-process........................................    210,380    105,538
   Finished goods.........................................    218,091    617,565
                                                           ---------- ----------
                                                           $1,602,321 $1,214,188
                                                           ========== ==========

                               ASTROPOWER, INC.

 (3) DEBT

  A summary of the Company's long-term debt follows:

                                                              DECEMBER 31,
                                                          ---------------------
                                                             1997       1996
                                                          ----------  ---------
Bank term loans--primary lender; initial interest to be
 prime plus 1% (9.5% at December 31, 1997); secured by
 accounts receivable, inventory and equipment; payable
 in principal installments of $17,500 per month through
 March 31, 1999, at which time the balance is due.......  $  702,000  $ 641,428
Bank term loan, with interest at prime plus 1.5% (10.0%
 at December 31, 1997) secured by property and equipment
 and the guarantee of the Company's President and Chief
 Executive Officer; payable in principal installments of
 $10,000 per month beginning February 10, 1997 through
 January 10, 2000, at which time the balance is due.....     630,174    202,097
Delaware Economic Development Authority term loan, with
 interest at 4.8%, due in 60 equal installments of
 $1,878, commencing February 1, 1993, secured by
 property and equipment.................................         --      21,961
Capital lease obligation, payable through June 1997,
 with interest at 9%, secured by equipment..............         --      28,008
7% convertible promissory note due August 19, 2001,
 collateralized by certain physical assets, as described
 in Note 13.............................................   5,000,000        --
                                                          ----------  ---------
                                                           6,332,174    893,494
Less current maturities.................................     (55,000)  (365,683)
                                                          ----------  ---------
                                                          $6,277,174  $ 527,811
                                                          ==========  =========

  The aggregate maturities of long-term debt (excluding the $1,277,173 of term loans which were repaid on March 19, 1998 as described below) for the years subsequent to December 31, 1997 are as follows:

      YEARS ENDING DECEMBER 31,
      -------------------------
      1998........................................................ $   55,000
      2001........................................................  5,000,000
                                                                   ----------
                                                                   $5,055,000
                                                                   ==========

  The unsecured note payable to a stockholder, bears interest at the rate of 9.01% and is payable on demand. The Company has not made any interest payments on the note since October 31, 1990. The accrued interest on the note was $40,840 and $35,615 at December 31, 1997 and 1996, respectively, and is included in the caption "Accrued expenses" in the balance sheet.

  At December 31, 1996, the Company was not in compliance with covenants contained in borrowing agreements with its primary lender. During 1997, the Company entered into several forebearance agreements with the lender, and on November 24, 1997, the Company entered into an amended and restated loan agreement providing for an increase in its line of credit from $400,000 to $600,000, subject to borrowing base limitations, and an increase in its term loan facility to $737,000. The Company must comply with covenants to measure Tangible Net Worth, Ratio of Liabilities to Tangible Net Worth and Cash Flow Coverage, as defined in the agreement. Amounts available under the line of credit facility as of December 31, 1997 were approximately $397,000.

                               ASTROPOWER, INC.

  In January 1997, the Company renegotiated its borrowing agreement with another bank, which provided for a loan of $750,000 for capital improvements secured by equipment and requires the Company to maintain a maximum ratio of total liabilities to total net worth, of 2.25 to 1. At December 31, 1997, the outstanding balance was $630,174.

  On March 19, 1998 the Company repaid the remaining amounts outstanding under its bank term loans amounting to $1,277,173 from the proceeds of the March 12, 1998 exercise of the over allotment option granted to the underwriters as part of the initial public offering (as described in Note 8). Accordingly, $275,000 representing the remaining 1998 payments under these term loans were excluded from current maturities as of December 31, 1997.

(4) INCOME TAXES

  No income tax provision was recorded for the years ended December 31, 1996, and 1995. An income tax provision of $20,000 was recorded for the year ended December 31, 1997. Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income
(loss) from operations as a result of the following:

                                                        DECEMBER 31,
                                                ------------------------------
                                                  1997       1996       1995
                                                ---------  ---------  --------
   Computed "expected" tax expense (benefit)..  $ 228,421  $(803,415) $ 33,310
   Reduction in income taxes resulting from
    utilization of net operating loss
    carryforwards.............................   (208,421)       --    (33,310)
   Increase in valuation allowance for
    deferred tax assets--net operating loss
    carry forwards............................        --     770,392       --
   Other......................................        --      33,023       --
                                                ---------  ---------  --------
   Actual tax expense.........................  $  20,000  $     --   $    --
                                                =========  =========  ========

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                     DECEMBER 31,
                                           -----------------------------------
                                              1997         1996        1995
                                           -----------  -----------  ---------
   Deferred tax assets:
     Deferred revenue..................... $   242,780  $   133,000  $  85,247
     Advances from customer and accrued
      expenses............................     323,698      161,958    133,690
     Federal and state net operating loss
      carryforward........................   2,021,628    1,750,000  1,015,000
     Other................................         --           --       8,188
                                           -----------  -----------  ---------
     Total gross deferred tax assets......   2,588,106    2,044,958  1,242,125
     Less valuation allowance.............  (1,809,315)  (1,673,387)  (902,995)
                                           -----------  -----------  ---------
   Net deferred tax assets................     778,791      371,571    339,130
   Deferred tax liabilities:
     Plant and equipment, due to
      differences in depreciation methods
      and basis...........................    (778,791)    (371,571)  (339,130)
                                           -----------  -----------  ---------
   Net deferred amount.................... $       --   $       --   $     --
                                           ===========  ===========  =========

                               ASTROPOWER, INC.

  The change in the valuation allowance results from management's assessment of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 1997, the Company has net operating loss carryforwards for federal income tax purposes of approximately $5.1 million which are available to offset future federal and state taxable income, if any, through 2012.

(5) OPERATING LEASE OBLIGATIONS

  The Company leases a 40,000 square foot building from the University of Delaware (the "University"). Although the lease agreement is for a term of 20 years (expiring June 30, 2011), the Company may cancel the lease after nine years (June 30, 2000). Under the agreement with the University, the scheduled cash payments over the next five years differ from rental expense calculated under the straight-line method. The following summarizes expected charges to rent expense contrasted with expected cash outflow as required by the lease agreement:

                                                       ANNUAL RENT   EXPECTED
                                                         EXPENSE   CASH PAYMENTS
                                                       ----------- -------------
   December 31, 1998..................................  $184,489     $209,200
   December 31, 1999..................................   184,489      220,800
   December 31, 2000..................................   184,489      233,600
   December 31, 2001..................................   184,489      245,800
   December 31, 2002..................................   184,489      259,400

  In addition, the Company has agreed to fund anticipated renovations to the facility after lease expiration. The amounts to be paid to the University for this purpose are $26,000 annually through 2001.

  In January 1998, the Company entered into an operating lease agreement for a 60,300 square foot facility to be used in its manufacturing expansion. The lease commencement date is June 1, 1998. The annual rental payment for the first year of the lease is $284,808, and increases an average of approximately 2% each year thereafter. In addition, the Company is responsible for its share of annual operating expenses of the building presently estimated at $54,300. The term of the lease is 10 years, with two five-year renewal options.

  Total rent expense charged to operations for the years ended December 31, 1997, 1996 and December 31, 1995 amounted to approximately $242,000, and $219,000 and $229,000 respectively.

(6) RELATED PARTIES

  At December 31, 1997 and 1996, the Company owed its President and Chief Executive Officer $555,482 and $530,412, respectively, in the form of salary and automobile reimbursements. The amounts are related to the excess of the negotiated annual salary and monthly auto allowance under a contract which ended March 31, 1997 over the amounts actually paid to such person. On December 15, 1997, the Company agreed that one-third of this amount will be paid per year in each of 1998, 1999 and 2000, with interest on the unpaid balance at 6% per year from January 1, 1998.

(7) EMPLOYEE BENEFIT PLAN

  The Company maintains a defined contribution plan under the provisions of Internal Revenue Code Section 401(k). Employees having attained the age of 21 and with one month of service are eligible to participate and

                               ASTROPOWER, INC.

make voluntary contributions to the plan. The amount charged to expense for the years ended December 31, 1997, 1996 and 1995 was $145,000, $66,800 and
$50,600, respectively. The Company does not provide any postemployment benefits.

(8) CAPITAL STOCK

  At December 31, 1997, the Company had outstanding 1,309,623 shares of Series A Redeemable Convertible Preferred Stock (Series A) and 336,409 shares of Series B Convertible Preferred Stock (Series B). The Series A stockholders could, at their option, request that the Company redeem the Series A stock on or after May 15, 1994. At December 31, 1997 and 1996, the value of the Series A Redeemable Preferred Stock has been accreted to its redemption value of $5,798,725.

  At the Company's option, it could require that shares of Series A Redeemable Convertible Preferred Stock and Series B Convertible Preferred Stock be converted to Common Stock on a share for share basis upon the closing of the sale of shares of Common Stock in an initial public offering at a price of at least $10 per share, resulting in gross proceeds to the Company of at least $12 million. In October 1997, the Series A and Series B stockholders agreed to waive the requirement for an initial public offering price of at least $10 per share.

  On February 19, 1998, the Company completed an initial public offering of its common stock, raising net proceeds to the Company of $14.5 million, and converted all the then outstanding shares of Series A and Series B Preferred Stock into Common Stock so that no shares of Preferred Stock are currently outstanding. Contemporaneous with the initial public offering, the Company amended and restated its Certificate of Incorporation to provide for, among other things, an increase in the number of authorized shares of Common Stock from 15,000,000 to 25,000,000; authority to issue up to 5,000,000 shares of one or more series of preferred stock and authorized the Board of Directors to fix and determine the relative rights, preferences and limitations of each class or series so authorized without any further vote or action by the stockholders; and to effect a reverse stock split in the form of three shares for every four shares outstanding. All share and per share information in the accompanying financial statements have been retroactively adjusted to give effect to the reverse stock split. On March 12, 1998, the Company received additional net proceeds of $2,259,900, pursuant to the exercise of the over-allotment option granted to the underwriters as part of the initial public offering, of which $1,277,173 was used to repay bank term loans on March 19, 1998, as described in Note 3.

(9) EMPLOYEE STOCK OPTION PLAN

  The Company adopted a Stock Option Plan ("the Plan") in 1989 under which a total of 1,200,000 shares are currently reserved for issuance to employees including officers and directors who are employees or consultants. Options granted pursuant to the Plan may be either incentive stock options or non-qualified stock options. The Plan is administered by the Board of Directors which selects the employees to whom the options are granted, determines the number of shares subject to each option, sets the time or times when the options will be granted, determines the time when the options may be exercised and establishes the market value of the shares at the date of grant and exercise date. The Plan provides that the purchase price under the option shall be at least 100 percent of the fair market value of the shares of the Company's Common Stock at the date of grant. The options are not transferable. There are limitations on the amount of incentive stock options that an employee can be granted in a single calendar year. The terms of each option granted under the Plan are determined by the Board of Directors, but in no event may such term exceed ten years. The Plan provides for vesting of the incentive stock options over a four-year period, with vesting occurring 25% per year on the anniversary date of the option award.

                               ASTROPOWER, INC.

  Stock option transactions during the years ended December 31, 1995, 1996 and 1997 under the 1989 Plan, are summarized below:

                                                   EXERCISE        WEIGHTED
                                                 PRICE RANGE--      AVERAGE
                                        SHARES     PER SHARE   EXERCISE PRICE(1)
                                        -------  ------------- -----------------
Balance, December 31, 1994............. 392,354   0.33-$4.00          2.91
  Granted.............................. 125,475   3.12-$4.00          3.86
  Exercised............................  (6,561)  0.33-$4.00          0.47
  Cancelled............................ (12,480)  0.33-$4.00          3.01
                                        -------
Balance, December 31, 1995............. 498,788   0.33-$4.00          3.17
  Granted.............................. 179,325   3.12-$4.00          3.95
  Exercised............................  (4,069)  0.33-$4.00          1.20
  Cancelled............................ (45,132)  0.67-$4.00          3.57
                                        -------
Balance, December 31, 1996............. 628,912   0.33-$4.00          3.51
  Granted.............................. 358,725   3.12-$5.33          4.65
  Exercised............................ (63,352)  0.33-$4.00          1.51
  Cancelled............................ (22,847)  0.67-$4.00          3.89
                                        -------                      -----
Balance, December 31, 1997............. 901,438                      $4.00
                                        =======                      =====

--------
(1) Includes options described below.

  The following is a summary of stock options exercisable as of December 31, 1995, 1996 and 1997:

                                                   EXERCISE PRICE    WEIGHTED
                                                     RANGE PER       AVERAGE
                                           SHARES      SHARE      EXERCISE PRICE
                                           ------- -------------- --------------
   December 31, 1995...................... 269,747  $0.33--$4.00      $2.64
   December 31, 1996...................... 357,825  $0.33--$4.00      $2.88
   December 31, 1997...................... 416,476  $0.33--$4.00      $3.39

  Prior to the adoption of the Plan, the Company had a compensatory stock plan for the issuance of shares to employees and consultants. At December 31, 1997, the Company had reserved 39,999 shares for a commitment under this plan. The balance sheet caption "Accrued payroll and payroll taxes" contains a provision for these shares.

  In addition to the options in the table above, during 1996 the Company granted an option for 187,500 shares to an officer of the Company, at an exercise price of $4.00 per share, which became fully vested on February 12, 1998, the effective date of the Company's initial public offering.

  The Company applies APB Opinion 25 and related interpretations in accounting for stock options issued to employees. During the year ended December 31, 1997, unearned compensation expense with respect to stock options granted at less than fair market value at the date of grant was $417,225, which is being amortized to expense over the periods that the options vest (4-5 years). The amount amortized to expense during the year ended December 31, 1997 was $73,482. The unamortized amount of unearned compensation is classified as a contra equity account in stockholders' deficit. Had compensation cost for the plan been determined based on the fair value at the grant dates for awards consistent with the method required by SPAS No. 123, the Company's net income
(loss) would have been changed to the pro forma amounts for the periods indicated below:

                                                      AS REPORTED   PRO FORMA
                                                      -----------  -----------
   Net loss for the year ended December 31, 1996..... $(2,362,985) $(2,442,769)
   Net income for the year ended December 31, 1997...     651,826      377,011

                               ASTROPOWER, INC.

  As a private entity at December 31, 1997, the Company used the minimum value method for valuing options and an interest rate of 6.5%.

(10) GOVERNMENT CONTRACTS

  During the years ended December 31, 1995, 1996 and 1997, substantially all of the Company's contract revenues were attributable to U.S. government contracts under which the Company was either a prime contractor or a subcontractor.

  To date, a large percentage of the Company's revenues have been generated by research and development contracts, principally with the U.S. government. Orders under government prime or subcontracts are customarily subject to termination at the convenience of the government, in which event the contractor is normally entitled to reimbursement for allowable costs and to a reasonable allowance for profits, unless the termination of a contract was due to a default on the part of the contractor. No termination of contracts by the government occurred during the years ended December 31, 1997, 1996 and 1995.

  Substantially all of the Company's revenues from government contracts are subject to audit under various federal statutes. The Company has received final approval of its overhead rates through 1993. Audits of 1994 and 1995 rates began in December 1997. It is management's opinion that adjustments to such revenue, if any, will not have a material effect on the Company's financial position or results of operation.

  Certain of the Company's contracts contain retainage provisions. At December 31, 1997 and December 31, 1996, retainage amounts included in accounts receivable were approximately $167,000 and $112,000, respectively. The Company estimates that approximately 30% of the retainage amounts at December 31, 1997 will be collected during 1998. At December 31, 1997 and December 31, 1996, unbilled accounts receivable were approximately $211,000.


(11) BUSINESS AND CREDIT CONCENTRATIONS

  The following table shows the percentage of total revenues contributed by significant customers for the periods presented. A significant customer is defined as one contributing 10% or more of total revenues:

                                                                   DECEMBER 31,
                                                                  --------------
                                                                  1995 1996 1997
                                                                  ---- ---- ----
   Customer A.................................................... 46%  41%  21%
   Customer B.................................................... 10%  12%  17%
   Customer C.................................................... --   --   13%
   Customer D.................................................... --   --   12%

  Customer A represents the federal government. Included in the December 31, 1997 amount is a total of 17 contracts $3,511,898 administered by six agencies of the U.S. Government, with contract revenues ranging from 0.1% to 10.% of total revenues.

  During the year ended December 31, 1997, the five largest product sales customers accounted for approximately 54% of revenues and 68% of product sales. At December 31, 1997, approximately 74% of accounts receivable were due from the Company's six largest customers, of which 28% represented amounts due from agencies of the U.S. government representing Customer A and 46% represented amounts due from the Company's five largest product sales customers in 1997. The loss of one or more of these major customers could have a material adverse effect on the Company's business, results of operations and financial conditions.

                               ASTROPOWER, INC.

(12) GEOGRAPHIC DISTRIBUTION OF PRODUCT REVENUES

  Total product revenues are summarized as a percentage by geographic area as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                        -------------------------
                                                         1995     1996     1997
                                                        -------  -------  -------
   Domestic............................................     32%      14%      27%
   Export..............................................
   Europe..............................................     22%      49%      56%
   Asia................................................     46%      30%      12%
   Africa..............................................      0%       7%       5%

  All of the Company's research contract revenues are within the United
States.

(13) STRATEGIC ALLIANCES

 Corning Incorporated

  In August 1997, the Company and Corning Incorporated ("Corning") entered into a Research and Development Umbrella Agreement ("R&D Agreement") under which Corning will provide research, development, engineering and manufacturing assistance to the Company for a three year period. Corning will be compensated for such services in the form of options to purchase shares of the Company's Common Stock based upon man-years of personnel contributed by Corning to the project. Such services will be accounted for based on the fair value of the services provided or the fair value of the options issued, whichever is more reliably measurable, as required by the provisions of paragraph 8 of SFAS No. 123. The value of such options, when granted, will be included in operating expenses. Unless otherwise agreed, such services shall not exceed the equivalent of five man-years for each year of the R&D Agreement. The exercise price per share and the options per man-year follow:

                                                                     OPTIONS PER
                                                      EXERCISE PRICE  MAN-YEAR
                                                      -------------- -----------
   Year 1............................................     $ 8.00       50,000
   Year 2............................................     $10.67       30,000
   Year 3............................................     $13.33       21,428

  At December 31, 1997, no options were issued to Corning.

  As part of the R&D Agreement, the Company received $5.0 million in cash in exchange for its 7% note, due on August 19, 2001, collateralized by all physical assets described below, which is convertible into common stock of the Company at a conversion price of per share equal to 75% of the price per share in the initial public offering of the Company's common stock. The Company may repay the note in full without penalty after two years from its date of issuance. In the event the note remains outstanding after its scheduled maturity date, the Company shall grant to Corning a non-exclusive license to use all of the Company's Silicon-Film(TM) intellectual property under fair market terms and conditions as shall be then negotiated. The granting of the license does not prevent Corning from seeking payment of the note. The proceeds of the note are restricted for the engineering, design, lease, construction or expansion of facilities and purchase of equipment and related tooling or working capital devoted to the manufacture of products derived from the Company's Silicon-Film(TM) technology.

  In addition, under certain circumstances, Corning has future rights to participate in (i) equity or other financings involving instruments convertible into equity of the Company; (ii) proposals in respect of any merger, consolidation or similar transaction involving the Company, or any sale of other disposition of a material portion of the capital stock of the Company or its assets of business; and (iii) any plans or proposals to sell or license any intellectual property relating to the Company's Silicon-Film(TM) technology.

                               ASTROPOWER, INC.

 GPU Solar

  In July 1997, the Company entered into a joint venture with GPU
International to form GPU Solar to develop, manufacture and test market grid-connected residential rooftop photovoltaic systems for the U.S. market using the Company's modules. The Company's contribution to the joint venture will be specified services and reduced pricing on sales to the joint venture.

(14) ADVANCE FROM CUSTOMER

  On March 26, 1997, the Company entered into a supply agreement with a customer for the purchase of solar cells through December 31, 1998, for a total sales value of approximately $5.0 million. The advance payment of $1.0 million, which bears interest at 6%, will be credited to the customer against future shipments during 1997, with the balance at December 31, 1997 to be credited to the customer's account in equal monthly amounts during 1998. The customer has the right to convert any or all of the unapplied advance payment for an equivalent amount of the Company's common stock at the then prevailing market price. The balance of the advance at December 31, 1997 was $610,756.

(15) NET INCOME PER SHARE

  The following table presents the computation of basic and diluted net income per share:

                                                FOR THE YEAR ENDED DECEMBER 31
                         ----------------------------------------------------------------------------
                                   1997                      1996                      1995
                         ------------------------ -------------------------- ------------------------
                            INCOME      AVERAGE   INCOME (LOSS )   AVERAGE      INCOME      AVERAGE
                          AVAILABLE     COMMON      AVAILABLE      COMMON     AVAILABLE     COMMON
                          TO COMMON     SHARES      TO COMMON      SHARES     TO COMMON     SHARES
                         STOCKHOLDERS OUTSTANDING  STOCKHOLDERS  OUTSTANDING STOCKHOLDERS OUTSTANDING
                         ------------ ----------- -------------- ----------- ------------ -----------
Basic...................   $651,826    3,710,258   $(2,362,985)   3,699,702    $97,970     3,697,630
Dilutive Effect
  Stock Options.........        --       344,786           --           --         --        103,083
  Convertible Debt......    157,377      518,460           --           --         --            --
  Convertible Preferred
   Stock................        --     1,646,657           --           --         --      1,561,623
                           --------    ---------   -----------    ---------    -------     ---------
Diluted.................   $809,203    6,220,161   $(2,362,985)   3,699,702    $97,970     5,362,336
                           ========    =========   ===========    =========    =======     =========

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
AstroPower, Inc.:

  Under date of February 20, 1998, we reported on the balance sheets of AstroPower, Inc. as of December 31, 1997 and 1996, and the related statements of operations, stockholders' deficit, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule II, Valuation and Qualifying Accounts as of December 31, 1997 and for each of the years in the three-year period ended December 31, 1997. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

  In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          s/KPMG Peat Marwick LLP

Wilmington, DE
  February 20, 1998, except as to the last paragraph of Notes 3 and 8, which are as of March 19, 1998