Form 10-Q
period 1998-03-31
ASTROPOWER INC
filed 1998-05-13
CIK 885672

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

(Mark one)
   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
--------
          SECURITIES EXCHANGE ACT OF 1934
               For the three months ended March 31, 1998

                                      OR

________  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______________ to ______________

                            Commission File Number
                                   000-23657
                               ASTROPOWER, INC.
            (Exact name of registrant as specified in its charter)

Delaware                                               51-0315869
(STATE OR OTHER JURISDICTION                           (IRS EMPLOYER
OF INCORPORATION OR ORGANIZATION)                      IDENTIFICATION
                                                       NUMBER)

SOLAR PARK
NEWARK, DELAWARE                                       19716-2000
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

                                 302-366-0400
             (Registrant's telephone number, including area code)




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                    YES   X     NO _____
                        ------
    (Registrant became subject to filing requirements on February 12, 1998)

The number of shares outstanding of the Registrant's common stock, $0.01 par value, as of May 8, 1998, was 8,523,605.

                               AstroPower, Inc.
              FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 1998

                               TABLE OF CONTENTS


                                                                                    Page No.
                                                                                    --------

                         PART I:  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
          BALANCE SHEETS - MARCH 31, 1998 (UNAUDITED) AND DECEMBER 31, 1997....     1,2

          Statements of Income (unaudited) -
          THREE MONTHS ENDED MARCH 31, 1998 AND 1997...........................       3

          STATEMENTS OF CASH FLOWS (UNAUDITED) -
          THREE MONTHS ENDED MARCH 31, 1998 AND 1997 ..........................       4

          NOTES TO FINANCIAL STATEMENTS (UNAUDITED) ...........................       5

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS .................................   6,7,8,9,10


                          PART II:  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS....................................................      11


ITEM 2.   CHANGES IN SECURITIES................................................      11


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................      11


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.....................................      11

          SIGNATURES...........................................................      12


          THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A "SAFE HARBOR" FOR CERTAIN FORWARD-LOOKING STATEMENTS. CERTAIN MATTERS DISCUSSED IN THE FORM10-Q COULD BE CHARACTERIZED AS FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE IMPORTANT RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS.

                               AstroPower, Inc.
              FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 1998

                               TABLE OF CONTENTS


                                                                                    Page No.
                                                                                    --------

                         PART I:  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
          BALANCE SHEETS - MARCH 31, 1998 (UNAUDITED) AND DECEMBER 31, 1997....     1,2

          Statements of Income (unaudited) -
          THREE MONTHS ENDED MARCH 31, 1998 AND 1997...........................       3

          STATEMENTS OF CASH FLOWS (UNAUDITED) -
          THREE MONTHS ENDED MARCH 31, 1998 AND 1997 ..........................       4

          NOTES TO FINANCIAL STATEMENTS (UNAUDITED) ...........................       5

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS .................................   6,7,8,9,10


                          PART II:  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS....................................................      11


ITEM 2.   CHANGES IN SECURITIES................................................      11


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................      11


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.....................................      11

          Signatures...........................................................      12

          INDEX TO EXHIBITS....................................................

          THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A "SAFE HARBOR" FOR CERTAIN FORWARD-LOOKING STATEMENTS. CERTAIN MATTERS DISCUSSED IN THE FORM10-Q COULD BE CHARACTERIZED AS FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE IMPORTANT RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS.

                                                                                         Mar. 31              Dec. 31
                                         ASSETS                                           1998                  1997
                                                                                    --------------------------------------
CURRENT ASSETS:                                                                        (unaudited)
Cash and cash equivalents (including restricted cash of $2,579,378 in 1998)       $        16,290,419           4,908,177
 Accounts receivable:
      Trade, net .........................................................                  3,832,194           3,326,200
      Other ..............................................................                     47,361              35,872
   Inventories............................................................                  2,117,859           1,602,321
   Prepaid expenses.......................................................                    338,507             350,471
                                                                                    ------------------     ---------------
             Total current assets.........................................                 22,626,340          10,223,041


PROPERTY AND EQUIPMENT:                                                                    10,241,717           7,750,316
   Less accumulated depreciation and amortization.........................                 (3,006,447)         (2,858,195)
                                                                                    ------------------     ---------------
                                                                                            7,235,270           4,892,121
                                                                                    ------------------     ---------------
             Total assets.................................................            $    29,861,610          15,115,162
                                                                                    ==================     ===============

                See accompanying notes to financial statements.

                               ASTROPOWER, INC.

                                BALANCE SHEETS

                                                                                Mar. 31                  Dec. 31
                                                                          --------------------     --------------------
                                                                                 1998                     1997
                                                                          --------------------     --------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                (unaudited)
CURRENT LIABILITIES:
Accounts payable ........................................................          $ 1,812,239               $2,314,495
Notes payable ...........................................................                    -                  261,357
Current maturities of long-term debt ....................................                    -                   55,000
Accrued payroll and payroll taxes .......................................              779,743                  978,256
Accrued expenses ........................................................              422,799                  394,564
Advance from customer ...................................................              466,393                  610,891
                                                                          --------------------     --------------------
              Total current liabilities .................................            3,481,174                4,614,563

OTHER LIABILITIES:
Long-term debt, excluding current maturities ............................            5,000,000                6,277,174
Deferred compensation and other .........................................              347,538                  463,900
                                                                          --------------------     --------------------
                                                                                     5,347,538                6,741,074
                                                                          --------------------     --------------------
              Total liabilities .........................................            8,828,712               11,355,637
                                                                          --------------------     --------------------

REDEEMABLE CONVERTIBLE PREFERRED STOCK:
Series A Convertible Preferred Stock ....................................                    -                5,798,725


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Series B Convertible Preferred Stock ....................................                    -                    3,364
Common Stock ............................................................               85,239                   37,698
Additional paid-in capital ..............................................           25,980,385                3,288,017
Note receivable .........................................................              (79,125)                 (79,125)
Unearned compensation ...................................................             (319,237)                (343,743)
Accumulated deficit .....................................................           (4,634,364)              (4,945,411)
                                                                          --------------------     --------------------
            Total stockholders' equity (deficit) ........................           21,032,898               (2,039,200)
                                                                          --------------------     --------------------
                    Total liabilities and stockholders' equity(deficit).. $         29,861,610     $         15,115,162
                                                                          ====================     ====================

                               ASTROPOWER, INC.

                             STATEMENTS OF INCOME

                                                              THREE MONTHS ENDED MARCH 31
                                                  --------------------------------------------------
REVENUES:                                             1998           (UNAUDITED)          1997
                                                  --------------                      --------------
        Product sales..........................   $    4,224,147                      $    2,480,757
        Research contracts.....................          704,968                           1,005,037
                                                  --------------                      --------------
                 Total revenues................        4,929,115                           3,485,794
COST OF REVENUES:
        Product sales..........................        3,052,581                           1,820,616
        Research contracts.....................          555,769                             688,441
                                                  --------------                      --------------
                 Total cost of revenues........        3,608,350                           2,509,057
                                                  --------------                      --------------
                 Gross profit..................        1,320,765                             976,737
OPERATING EXPENSES:
        Product development expenses...........          309,772                             247,082
        General and administrative expenses....          519,519                             427,577
        Selling expenses.......................          186,136                             174,117
                                                  --------------                      --------------
                 Income from operations........          305,338                             127,961
OTHER EXPENSE (INCOME):
        Interest expense.......................          114,631                              57,002
        Interest income........................         (135,341)                                  -
        Other expense (income).................                -                              (2,658)
                                                  --------------                      --------------
                 Total other expense (income)..          (20,710)                             54,344
                                                  --------------                      --------------
NET INCOME BEFORE INCOME TAXES.................          326,048                              73,617
INCOME TAXES...................................           15,000                                   -
                                                  ==============                      ==============
NET INCOME ....................................   $      311,048                      $       73,617
                                                  ==============                      ==============
NET INCOME DATA:
        Net income per share - basic...........   $         0.05                                0.02
                                                  ==============                      ==============
        Net income per share - diluted.........   $         0.05                                0.01
                                                  ==============                      ==============
        Weighted average shares
            outstanding - basic ...............        6,142,866                           3,705,525
                                                  ==============                      ==============
        Weighted average shares
            outstanding - diluted .............        8,560,803                           5,692,002
                                                  ==============                      ==============

                See accompanying notes to financial statements.

                                                                                               Three Months Ended March 31
                                                                                     -----------------------------------------------

                                                                                           1998        (unaudited)        1997
                                                                                     -----------------              ----------------
          CASH FLOWS FROM OPERATING ACTIVITIES:
             ..................................................................
          Net income ..........................................................         $311,048                         $73,617
          Adjustments to reconcile net income to net
             cash used in operating activities:
                 Depreciation and amortization.................................          148,251                         129,126
                 Stock options issued..........................................           55,984                          24,506
                 Changes in working capital items:
                      Accounts receivable......................................         (505,995)                       (710,016)
                      Inventories..............................................         (515,537)                          7,447
                      Prepaid expenses.........................................          172,538                          19,058
                      Accounts payable and accrued expenses....................         (480,681)                         92,209
                      Accrued payroll and payroll taxes........................         (383,299)                        (38,643)
                      Deferred revenue.........................................               -                           70,009
                      Advance from customer....................................         (144,498)                              -
                      Other....................................................           36,883                           3,550
                                                                                     ------------                   ------------
                Net cash used in operating activities..........................       (1,305,306)                       (329,137)

          CASH FLOWS FROM INVESTING ACTIVITIES:
                Capital expenditures...........................................       (2,448,925)                        (76,920)
                                                                                     ------------                   -------------
                    Net cash used in investing activities......................       (2,448,925)                        (76,920)

          CASH FLOWS FROM FINANCING ACTIVITIES:
                Proceeds from long-term debt...................................                -                         400,967
                Net borrowings from line of credit.............................         (203,357)                              -
                Repayment of long-term debt....................................       (1,390,174)                       (906,679)
                Proceeds from issuance of common stock.........................       16,730,004                           1,501
                Proceeds from issuance of preferred stock......................                -                          90,000
                                                                                     -----------                    ------------
          Net cash provided by financing activities............................       15,136,473                         401,789
                                                                                     -----------                    ------------
          NET INCREASE (DECREASE) IN CASH AND
              CASH EQUIVALENTS.................................................       11,382,242                          (4,268)
          CASH AND CASH EQUIVALENTS AT
              BEGINNING OF PERIOD..............................................        4,908,177                          29,017

          CASH AND CASH EQUIVALENTS AT END OF
                                                                                     -----------                    ------------
              PERIOD...........................................................      $16,290,419                         $24,749
                                                                                     ===========                    ============

OTHER NONCASH FINANCING AND INVESTING ACTIVITIES:

During the three months ended March 31, 1998, the Company converted all shares of Series A and Series B Convertible Preferred Stock into common stock on a one-for-one basis.

During the three months ended March 31, 1998, the Company issued stock options for 119,000 shares of common stock to Corning.

                                       4
                See accompanying notes to financial statements.

                               ASTROPOWER, INC.

                         Notes to Financial Statements
                                MARCH 31, 1998
                                  (UNAUDITED)



(1)  GENERAL
     -------

The accompanying financial statements for the three month periods ended March 31, 1998 and 1997 have been prepared by AstroPower, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission . The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the financial position and operating results of the Company as of and for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The accompanying financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report Form 10-K for the year ended December 31, 1997.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company develops, manufacturers, markets, and sells PV solar cells, modules and panels for generating solar electric power. Solar cells are semiconductor devices which convert sunlight directly into electricity. Solar electric power is used off the electric utility grid for many applications in the communications and transportation industries and in remote villages and homes. Solar electric power is also used in on-grid applications by existing electric utility customers to provide a clean, renewable source of alternative or supplementary electric power.

     The Company was incorporated in 1989 as a successor to a business that was organized in 1983 to develop thin crystalline silicon photovoltaic and related optoelectronic technology. Initial revenue came from contract research performed primarily for agencies of the United States government. The company commenced commercial solar cell manufacturing operations in 1988 with silicon wafers purchased from third parties. Since then the commercial portion of the business has grown steadily with product sales representing 85.7% of total revenues for the quarter ended March 31, 1998.

     The Company has received significant assistance in its transition from primarily a contract research organization to a commercial manufacturer of solar cells and modules. Such assistance originated from the U.S. Department of Energy in the form of cost-sharing designed to assist the Company in expanding its manufacturing capabilities and in reducing its manufacturing costs.

     The Company currently generates product revenues from the sale of solar cells, modules, and panels. Although the Company plans a significant expansion of its Silicon-FilmTM manufacturing capacity in 1998, the predominant source of its product revenues to date has been single crystal products. Product sales are recognized upon shipment. Solar cells prices and manufacturing costs vary depending upon supply and demand in the market for solar cells and modules, order size, yields, the costs of raw materials, particularly reclaimed silicon wafers recycled from the semiconductor industry, and other factors. In addition, the Company also earns revenue from contracts with various federal government agencies to conduct research on advanced Silicon-FilmTM products and optoelectronic devices. Generally, these contracts last from 6 months to three years. The Company recognizes research contract revenue at the time costs benefiting the contracts are incurred, which approximates the percentage of completion method.

     Solar cells manufactured by the Company are sold to original equipment manufacturers that assemble the solar cells into modules. Modules are sold to distributors and value-added resellers. The sale of a module results in substantially more revenue to the Company than the sale of solar cells due to the value of the additional materials, labor and overhead added during the module assembly process. Accordingly, the Company's product sales are affected not just by changes in total solar cells produced, but by changes in the mix between solar cells and modules sold. In 1994, the Company commenced manufacturing modules in substantial quantities as a means of expanding its customer base. Currently, the gross margin percentages for modules are less than that of solar cells.

     The Company has developed a proprietary process called Silicon-FilmTM for the manufacture of sheets of polycrystalline silicon. Wafers made from these sheets are used in the Company's solar cell manufacturing process. Silicon-FilmTM technology has been under development since the Company's inception in 1983 and, after several successful field tests, Silicon-FilmTM products are currently being shipped to selected customers. The Company is preparing to expand its Silicon-FilmTM capacity and production and leased space in January 1998 for a new plant for production of Silicon-FilmTM solar cells, modules and panels. This facility is being partially funded by $5.0 million borrowed from Corning Incorporated ("Corning").

     For the three months ended March 31, 1998, 87.2% of the Company's product revenues was generated by sales to customers located outside the United States. The Company believes that international sales will continue to account for a significant portion of its product sales for the foreseeable future. Current sales are denominated in U.S. dollars and foreign exchange rate fluctuations have not had an impact on the Company's results of operations.

     Substantially, all of the Company's revenues from government contracts are subject to audit under various federal statues. The Company has received final approval of its overhead rate through 1993. Audits of 1994 and 1995 rates began in December 1997. It is management's opinion that adjustments to such revenue, if any, will not have a material adverse effect on the Company's business, results of operations, and financial condition.

     As described in Note 13 to Financial Statements, included in the Company's 1997 Annual Report on Form 10-K, the Company has entered into an agreement with Corning that provides for the issuance of stock options to Corning in return for services performed. Such services will be accounted for based on the fair value for the services provided or the fair value of the options issued, whichever is more reliably measurable, as required by the provisions of paragraph 8 of SFAS No. 123.

     The value of such options is included in operating expenses. The Company's annual and quarterly operating results may fluctuate as a result of the issuance of the options.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

REVENUES.  Total revenues for the three month period ended March 31, 1998 were
---------
$4.9 million, an increase of $1.4 million or 41.4% from $3.5 million for the three month period ended March 31, 1997. Product sales for the three month period ended March 31, 1998 were $4.2 million, an increase of $1.7 million or
70.3% from $2.5 million for the comparable 1997 period.   The increase in
product sales was attributable to increased levels of production as a result of improvements in manufacturing technology and productivity, allowing the Company to satisfy a greater percentage of backlog orders. Research contract revenue for the three month period ended March 31, 1998 was $705,000, a decline of $300,000 or 29.9% from $1.0 million for the three months ended March 31, 1997. The decline in contract research revenue, which was expected, was primarily attributable to a reduction of the Company's contract overhead rates as a result of its ongoing transformation from a government contractor to a manufacturing company.


GROSS PROFIT.  Gross profit for the three months ended March 31, 1998 was $1.3
-------------
million, an increase of $344,000 or 35.2% from $977,000 for the three month period ended March 31, 1997. Gross profit on product sales for the three months ended March 31, 1998 was $1.2 million, an increase of 77.5% from $660,000 in the comparable period in 1997. The product gross margin was 27.7% for the three months ended March 31, 1998, as compared with 26.7% in the comparable 1997 period. The increase in product gross margin was due to improvements in manufacturing productivity and manufacturing volumes, which reduced manufacturing costs. The 1998 gross margin, however, was reduced by costs associated with the scale-up of the Company's new Silicon-Film manufacturing facility. These costs are expected to affect the second quarter gross margin as well. The increase in product gross profit was due to higher product sales, as well as reduced manufacturing costs. Research contract gross profit for the three months ended March 31, 1998 was $149,000, as compared with $317,000 in the comparable 1997 period. The decline in contract gross profit, which had been expected, was due to reduced amounts of overhead expenses that were previously allocated and billed to government contracts, which have declined by 30% as the result of the ongoing transition to a manufacturing company.


PRODUCT DEVELOPMENT COSTS.   Product development costs for the three months
--------------------------
ended March 31, 1998 were $310,000, an increase of $63,000 or 25.4% from the three months ended March 31, 1997. The increase is a result of a higher level of development activity, as well as the cost of common stock options issued to Corning for services performed in the current quarter under the terms of an agreement with Corning.

GENERAL AND ADMINISTRATIVE EXPENSES.    General and administrative expenses for
------------------------------------
the three months ended March 31, 1998 were $520,000, an increase of $92,000 or 21.50% from $428,000 in the comparable 1997 period. The increase is a result of a higher level of professional services, as well as higher salaries and benefits costs.

SELLING  EXPENSES.   Selling expenses for the three months ended March 31, 1998
------------------
were $186,000, an increase of $12,000 or 6.9% from the comparable period in 1997. Higher levels of salaries and benefits were generally offset by reductions in sales commissions paid to third parties. There were no such commissions in the 1998 period.

INTEREST  EXPENSE.   Interest expense for the three months ended March 31, 1998
------------------
was $115,000, an increase of $58,000 or 101.1% from $57,000 in the 1997 period.
The increase is a result of higher debt levels outstanding in the current quarter, principally as a result of the $5.0 million convertible promissory note issued to Corning in August 1997.

INTEREST INCOME.  Interest income was $135,000 for the three months ended
----------------
March 31, 1998. There was no interest income for the comparable 1997 period. The increase in interest income is a result of the investment of the proceeds of the Company's initial public offering in February 1998, as well as the unexpended proceeds from the convertible promissory note.

INCOME TAXES.   Income taxes for the three months ended March 31, 1998 were
-------------
$15,000. There was no income tax provision for the three months ended March 31, 1997. The 1998 provision represents the Company's estimated AMT liability. The Company's effective tax rate is affected by its NOL carryforward.

LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended March 31, 1998, the Company completed an initial public offering of its common stock, raising net proceeds of $16.7 million.

     At March 31, 1998, the Company had cash of $16.3 million, as compared with $4.9 million at December 31, 1997. At March 31, 1998, approximately $2.6 million of this balance was restricted for use in connection with the Company's Silicon-Film manufacturing facility in accordance with the terms of the Corning convertible promissory note. Principal uses of cash for the three months ended March 31, 1998 were additions to plant and equipment (as part of the scale-up of the Silicon-Film manufacturing plant), working capital, and debt reduction.

     The Company expects that the available cash balance, together with projected cash generated from operations, will be sufficient to fund its activities for the next 24 months.

INCOME TAXES

     Net operating loss carry forwards totaling approximately $4.8 million are available to reduce future federal and state taxable income as of March 31, 1998. The net operating loss carry forwards expire through 2012. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carry forwards available to be used in any given year, if certain events occur, including changes in ownership interests. The Company has established a valuation allowance for the entire amount of the net deferred tax asset since inception.

ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", was issued in June 1997. This statement establishes standards for the way public business enterprises report information about operating segments. It also establishes standards for related disclosure about products and services, geographical areas, and major customers. Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", was issued in June 1997. The statement establishes standards for reporting and display of comprehensive income in financial statements. These statements were adopted in the three months ended March 31, 1998 and such adoption did not have a material effect on the Company's financial statements.

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

                                ASTROPOWER, INC.
              FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 1998


                          PART II:  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          THE COMPANY IS NOT A PARTY TO ANY MATERIAL LITIGATION AND IS NOT AWARE OF ANY PENDING OR THREATENED LITIGATION AGAINST THE COMPANY THAT COULD HAVE A MATERIAL ADVERSE EFFECT UPON THE COMPANY'S BUSINESS, OPERATING RESULTS, OR FINANCIAL CONDITION.


ITEM 2.   CHANGES IN SECURITIES

          NONE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS NO MATTERS WERE SUBMITTED TO A VOTE OF SECURITY HOLDERS THE QUARTER ENDED MARCH 31, 1998.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          EXHIBITS

          Exhibit No.    DESCRIPTION
          -----------    -----------

          27             FINANCIAL DATA SCHEDULE



          REPORTS ON FORM 8-K

          THERE WERE NO REPORTS FILED ON FORM 8-K DURING THE QUARTER ENDED MARCH 31, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             ASTROPOWER, INC.


DATE:  MAY 13, 1998                          BY: /s/  ALLEN M. BARNETT
                                                 ---------------------
                                                 ALLEN M. BARNETT
                                                 PRESIDENT AND CHIEF
                                                 EXECUTIVE OFFICER

DATE:  MAY 13, 1998                          BY: /s/  THOMAS J. STINER
                                                 ---------------------
                                                 Thomas J. Stiner
                                                 VICE PRESIDENT AND CHIEF
                                                 FINANCIAL OFFICER
                                                 (PRINCIPAL FINANCIAL OFFICER)