Form 10-Q
period 1998-06-30
ASTROPOWER INC
filed 1998-08-11
CIK 885672

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

(Mark one)
  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
-----
        SECURITIES EXCHANGE ACT OF 1934
              For the three months ended June 30, 1998

                                      OR

_____   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _______________ to ______________

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

The number of shares outstanding of the Registrant's common stock, $0.01 par value, as of August 7, 1998, was 8,523,923.

                               AstroPower, Inc.
              FORM 10-Q FOR THE THREE MONTHS ENDED June 30, 1998

                               TABLE OF CONTENTS

                                                                                                PAGE NO.
                                                                                                --------
                        PART I:  FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

                BALANCE SHEETS - JUNE 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997............... 1,2

                STATEMENTS OF INCOME (UNAUDITED) -
                THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997 ...................... 3

                STATEMENTS OF CASH FLOWS (UNAUDITED) -
                SIX MONTHS ENDED JUNE 30, 1998 AND 1997 ....................................... 4

                NOTES TO FINANCIAL STATEMENTS (UNAUDITED) ..................................... 5

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS ........................................... 6-12

                          PART II:  OTHER INFORMATION


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................ 13


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K .............................................. 14

                SIGNATURES..................................................................... 15


This report on Form 10-Q contains forward-looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements involve risks and uncertainties, as described in the Company's Registration Statement, Annual Report on Form 10-K for the year ended December 31, 1997, and other periodic reports filed with the Securities and Exchange Commission. All statements, other than statements of historical facts, which address the Company's expectations of sources of capital or which express the Company's expectation for the future with respect to financial performance or operating strategies can be identified as forward looking statements. As a result, there can be no assurance that the Company's future results will not be materially different from those described herein as believed, anticipated, estimated or expected, which reflect the current views of the Company with respect to future events. The Company hereby expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which such statement is based.

                                                                                June 30,       December 31,
                              ASSETS                                              1998             1997
                                                                              --------------  --------------
CURRENT ASSETS:                                                                (unaudited)
Cash and cash equivalents (including restricted cash of $1,860,931 in 1998)   $  13,794,756   $    4,908,177
 Accounts receivable:
      Trade, net..........................................................        4,955,409        3,326,200
      Other...............................................................            4,590           35,872
   Inventories............................................................        3,009,813        1,602,321
   Prepaid expenses.......................................................          442,576          350,471
                                                                              --------------  --------------
             Total current assets                                                22,207,144       10,223,041


PROPERTY AND EQUIPMENT:                                                          11,447,834        7,750,316
   Less accumulated depreciation and amortization.........................     (3,186,439)      (2,858,195)
                                                                              --------------  --------------
                                                                                  8,261,395        4,892,121
                                                                              --------------  --------------
             Total assets.................................................    $  30,468,539   $   15,115,162
                                                                              ==============  ==============

                                                                            June 30,            December, 31
                                                                              1998                  1997
                                                                         --------------        -------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                            (unaudited)

CURRENT LIABILITIES:
Accounts payable .....................................................    $   2,054,926        $   2,314,495
Notes payable ........................................................                0              261,357
Current maturities of long-term debt .................................                0               55,000
Accrued payroll and payroll taxes ....................................        1,101,434              978,256
Accrued expenses .....................................................          394,727              394,564
Advance from customer ................................................          321,756              610,891
                                                                          -------------        -------------
              Total current liabilities ..............................        3,872,843            4,614,563

OTHER LIABILITIES:
Long-term debt, excluding current maturities .........................        5,000,000            6,277,174
Deferred compensation and other ......................................          374,986              463,900
                                                                          -------------        -------------
                                                                              5,374,986            6,741,074
                                                                          -------------        -------------
              Total liabilities ......................................        9,247,829           11,355,637
                                                                          -------------        -------------

REDEEMABLE CONVERTIBLE PREFERRED STOCK:
Series A Convertible Preferred Stock .................................                0            5,798,725


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY (DEFICIT):
Series B Convertible Preferred Stock .................................                0                3,364
Common Stock .........................................................           85,243               37,698
Additional paid-in capital ...........................................       25,935,215            3,288,017
Note receivable ......................................................          (79,125)             (79,125)
Unearned compensation ................................................         (294,731)            (343,743)
Accumulated deficit ..................................................       (4,425,892)          (4,945,411)
                                                                          -------------
            Total stockholders' equity (deficit) .....................       21,220,710           (2,039,200)

                                                                          -------------        -------------
                Total liabilities and stockholders' equity(deficit)...    $  30,468,539        $  15,115,162
                                                                          =============        =============

                                                         Three Months Ended June 30,          Six Months Ended June 30,
                                                     ----------------------------------   ----------------------------------
                                                                 (unaudited)                          (unaudited)
REVENUES:                                                1998                   1997          1998                  1997
                                                     ------------           ------------  ------------          -----------
        Product sales...........................     $  4,670,677           $  3,280,987  $  8,894,825          $ 5,761,744
        Research contracts......................          716,134                928,658     1,421,102            1,933,695
                                                     ------------           ------------  ------------          -----------

                 Total revenues.................        5,386,811              4,209,645    10,315,927            7,695,439
COST OF REVENUES:
        Product sales...........................        3,478,329              2,400,147     6,530,910            4,220,763
        Research contracts......................          582,155                659,114     1,137,925            1,347,555
                                                     ------------           ------------  ------------          -----------

                 Total cost of revenues.........        4,060,484              3,059,261     7,668,835            5,568,318
                                                     ------------           ------------  ------------          -----------
                 Gross profit...................        1,326,327              1,150,384     2,647,092            2,127,121
OPERATING EXPENSES:
        Product development expenses............          298,771                246,236       608,543              493,318
        General and administrative expenses.....          664,136                493,107     1,183,655              920,684
        Selling expenses........................          265,037                231,971       451,173              406,088
                                                     ------------           ------------  ------------          -----------

                 Income from operations.........           98,383                179,070       403,721              307,031
OTHER EXPENSE (INCOME):
        Interest expense........................           82,958                 67,006       197,589              124,008
        Interest income.........................         (203,047)                (8,470)     (338,387)              (8,470)
        Other expense (income)..................                0                 (7,165)            0               (9,823)
                                                     ------------           ------------  ------------          -----------

                 Total other expense (income)...         (120,089)                51,371      (140,799)             105,715
NET INCOME BEFORE INCOME
   TAXES........................................          218,472                127,699       544,519              201,316
INCOME TAXES....................................           10,000                  4,000        25,000                4,000
                                                     ------------           ------------  ------------          -----------
NET INCOME......................................     $    208,472           $    123,699  $    519,519          $   197,316
                                                     ============           ============  ============          ===========

NET INCOME DATA:
        Net income per share - basic............     $       0.02                   0.03          0.07                 0.05
                                                     ============           ============   ============         ===========

        Net income per share - diluted..........     $       0.02                   0.02          0.07                 0.03
                                                     ============           ============   ============         ===========

        Weighted average shares
            outstanding - basic.................        8,523,820              3,715,168     7,336,169            3,710,347
                                                     ============           ============   ============         ===========

        Weighted average shares
            outstanding - diluted...............        8,523,820              5,903,254     7,336,169            5,797,628
                                                     ============           ============   ============         ===========

                                                                                      Six Months Ended June 30
                                                                                ------------------------------------
                                                                                            (unaudited)
      CASH FLOWS FROM OPERATING ACTIVITIES:                                         1998                   1997
                                                                                ------------           -------------
      Net income ...................................................            $    519,519           $     197,316
      Adjustments to reconcile net income to net
         cash provided by (used in) operating activities:
             Depreciation and amortization..........................                 328,244                 259,064
             Stock options issued...................................                  93,022                       0
             Changes in working capital items:
                  Accounts receivable...............................              (1,629,210)               (795,591)
                  Inventories.......................................              (1,407,492)                187,697
                  Prepaid expenses..................................                  47,744                 (39,645)
                  Accounts payable and accrued expenses.............                (266,066)                 28,784
                  Accrued payroll and payroll taxes.................                 (61,608)                 48,496
                  Deferred revenue..................................                       0                (107,808)
                  Advance from customer.............................                (289,135)                832,807
                  Other.............................................                  64,001                  (5,420)
                                                                                ------------           -------------
      Net cash provided by (used in) operating activities...........              (2,600,981)                605,700



      CASH FLOWS FROM INVESTING ACTIVITIES:
            Capital expenditures....................................              (3,646,848)               (203,843)
                                                                                ------------           -------------

      Net cash used in investing activities.........................              (3,646,848)               (203,843)

      CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from long-term debt............................                       0                 470,177
            Net repayments from line of credit......................                (203,357)                      0
            Repayment of long-term debt.............................              (1,393,174)               (718,158)
            Proceeds from issuance of common stock..................              16,730,939                   2,100
            Proceeds from issuance of preferred stock...............                       0                  60,000
      Net cash provided by (used in) financing activities...........              15,134,408                (185,881)
                                                                                ------------           -------------

      NET INCREASE IN CASH AND
          CASH EQUIVALENTS..........................................               8,886,579                 215,976
      CASH AND CASH EQUIVALENTS AT
          BEGINNING OF PERIOD.......................................               4,908,177                  29,017
                                                                                ------------           -------------
      CASH AND CASH EQUIVALENTS AT END OF
          PERIOD....................................................            $ 13,794,756           $     244,993
                                                                                ============           =============


      OTHER NONCASH FINANCING  ACTIVITIES:

      On February 19, 1998, the Company converted all shares of its Series A and Series B Convertible Preferred Stock into 2,194,709 shares of common stock on a one-for-one basis.

      During the six months ended June 30, 1998, the Company issued stock options for 119,000 shares of common stock to Corning.


                               AstroPower, Inc.

                         Notes to Financial Statements
                                 JUNE 30, 1998
                                  (UNAUDITED)


(1)   GENERAL
      -------

The accompanying financial statements for the three month and six month periods ended June 30, 1998 and 1997 have been prepared by AstroPower, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission . The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the financial position and operating results of the Company as of and for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The accompanying financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report Form 10-K for the year ended December 31, 1997.

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

     The Company was incorporated in 1989 as a successor to a business that was organized in 1983 to develop thin crystalline silicon photovoltaic and related optoelectronic technology. Initial revenue came from contract research performed primarily for agencies of the United States government. The company commenced commercial solar cell manufacturing operations in 1988 with silicon wafers purchased from third parties. Since then the commercial portion of the business has grown steadily with product sales representing 86.7% of total revenues for the quarter ended June 30, 1998.

     The Company has received significant assistance in its transition from primarily a contract research organization to a commercial manufacturer of solar cells and modules. Such assistance originated from the U.S. Department of Energy in the form of cost-sharing designed to assist the Company in expanding its manufacturing capabilities and in reducing its manufacturing costs.

     The Company currently generates product revenues from the sale of solar cells, modules, and panels. Although the Company is continuing a significant expansion of its Silicon-FilmTM manufacturing capacity in 1998, the predominant source of its product revenues to date has been single crystal products. Product sales are recognized upon shipment. Solar cell prices and manufacturing costs vary depending upon supply and demand in the market for solar cells and modules, order size, yields, the costs of raw materials, particularly reclaimed silicon wafers recycled from the semiconductor industry, and other factors. In addition, the Company also earns revenue from contracts with various federal government agencies to conduct research on advanced Silicon-FilmTM products and optoelectronic devices. Generally, these contracts last from 6 months to three years. The Company recognizes research contract revenue at the time costs benefiting the contracts are incurred, which approximates the percentage of completion method.

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

     The Company has developed a proprietary process called Silicon-FilmTM for the manufacture of sheets of polycrystalline silicon. Wafers made from these sheets are used in the Company's solar cell manufacturing process. Silicon-FilmTM technology has been under development since the Company's inception in 1983 and, after several successful field tests, Silicon-FilmTM products are currently being shipped to selected customers. The Company leased space in January 1998 for a new plant for production of Silicon-FilmTM solar cells,
modules and panels.   The facility came on line and began making its first
commercial shipments in the second quarter of 1998. When operating at full capacity, this 60,000 square foot facility is expected to produce approximately 9MW of product per year. This facility was partially funded by a $5.0 million convertible promissory note (the "Promissory Note") issued in August 1997.

     For the six months ended June 30, 1998, 88.0% of the Company's product revenues was generated by sales to customers located outside the United States. The Company believes that international sales will continue to account for a significant portion of its product sales for the foreseeable future. Current sales are denominated in U.S. dollars and foreign exchange rate fluctuations have not had an impact on the Company's results of operations.

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

     As described in Note 13 to Financial Statements, included in the Company's 1997 Annual Report on Form 10-K, the Company has entered into an agreement with Corning that provides for the issuance of stock options to Corning in return for services performed. Such services are accounted for based on the fair value for the services provided or the fair value of the options issued, whichever is more reliably measurable, as required by the provisions of paragraph 8 of SFAS No.
123. The value of such options is included in operating expenses. The Company's annual and quarterly operating results may fluctuate as a result of the issuance of the options.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 and 1997

Revenues.  Total revenues for the three-month period ended June 30, 1998 were
---------
$5.4 million, an increase of $1.2 million or 28.0% from $4.2 million for the three-month period ended June 30, 1997. Product sales for the three-month period ended June 30, 1998 were $4.7 million, an increase of $1.4 million or 42.4% from $3.3 million for the comparable 1997 period. The increase in product sales was attributable to increased levels of production as a result of improvements in manufacturing technology and productivity, allowing the Company to satisfy a greater percentage of customer orders. Research contract revenue for the three month period ended June 30, 1998 was $716,000, a decline of $213,000 or 22.9% from $929,000 for the three months ended June 30, 1997. The decline in contract research revenue, which was expected, was primarily attributable to a reduction of the Company's contract overhead rates as a result of its ongoing transformation from a government contractor to a manufacturing company.

GROSS PROFIT.  Gross profit for the three months ended June 30, 1998 was $1.3
-------------
million, an increase of $176,000 or 15.3% from $1.2 million for the three month period ended June 30, 1997. Gross profit on product sales for the three months ended June 30, 1998 was $1.2 million, an increase of 35.3% from $881,000 in the comparable period in 1997. The product gross margin was 25.5% for the three months ended June 30, 1998, as compared with 26.9% in the comparable 1997 period. Improvements in manufacturing productivity and manufacturing volumes, which reduced manufacturing costs, were offset by costs associated with the scale-up of the Company's new Silicon-Film(TM) manufacturing facility. These costs are expected to affect the third quarter product gross margin as well. Research contract gross profit for the three months ended June 30, 1998 was $135,000, as compared with $270,000 in the comparable 1997 period. The decline in contract gross profit, which had been expected, was due to reduced amounts of overhead expenses that were previously allocated and billed to government contracts, which have declined by 23% as the result of the ongoing transition to a manufacturing company.

PRODUCT DEVELOPMENT COSTS.   Product development costs for the three months
--------------------------
ended June 30, 1998 were $299,000, an increase of $53,000 or 21.3% from $246,000 for the three months ended June 30, 1997. The increase is a result of a higher level of development activity.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses for
------------------------------------
the three months ended June 30, 1998 were $664,000, an increase of $171,000 or 34.7% from $493,000 in the comparable 1997 period. The increase is a result of a higher level of professional services, as well as higher salaries and benefits costs.

SELLING EXPENSES.  Selling expenses for the three months ended June 30, 1998
-----------------
were $265,000, an increase of $33,000 or 14.2% from the comparable period in 1997. Higher levels of salaries, benefits, and travel in 1998, were generally offset by reductions in sales commissions paid to third parties. There were no such commissions in the 1998 period.

INTEREST EXPENSE.  Interest expense for the three months ended June 30, 1998 was
-----------------
$83,000, an increase of $16,000 or 23.9% from $67,000 in the 1997 period. The increase is a result of higher debt levels outstanding in the current quarter, principally as a result of The Promissory Note.

INTEREST INCOME.  Interest income was $203,000 for the three months ended June
----------------
30, 1998, as compared with $8,000 for the similar period in 1997. The increase in interest income is a result of the investment of the proceeds from the Company's initial public offering in February 1998, as well as the unexpended proceeds from the Promissory Note.

INCOME TAXES.    Income taxes for the three months ended June 30, 1998 were
-------------
$10,000, as compared with $4,000 for the comparable period in 1997. The provision represents the Company's estimated AMT liability. The Company's effective tax rate is affected by its Net Operating Loss ("NOL") carry forward.

SIX MONTHS ENDED JUNE 30, 1998 AND 1997

Revenues.  Total revenues for the six month period ended June 30, 1998 were
---------
$10.3 million, an increase of $2.6 million or 34.0% from $7.7 million for the six month period ended June 30, 1997. Product sales for the six month period ended June 30, 1998 were $8.9 million, an increase of $3.1 million or 54.4% from $5.8 million for the comparable 1997 period. The increase in product sales was attributable to increased levels of production as a result of improvements in manufacturing technology and productivity, allowing the Company to satisfy a greater percentage of customer orders. Research contract revenue for the six month period ended June 30, 1998 was $1.4 million, a decline of $500,000 or 26.5% from $1.9 million for the six months ended June 30, 1997. The decline in contract research revenue, which was expected, was primarily attributable to a reduction of the Company's contract overhead rates as a result of its ongoing transformation from a government contractor to a manufacturing company.

GROSS PROFIT.  Gross profit for the six months ended June 30, 1998 was $2.6
-------------
million, an increase of $500,000 or 24.4% from $2.1 million for the six month period ended June 30, 1997. Gross profit on product sales for the six months ended June 30, 1998 was $2.4 million, an increase of 60.0% from $1.5 million in the comparable period in 1997. The product gross margin was 26.6% for the six months ended June 30, 1998, as compared with 26.9% in the comparable 1997 period. Improvements in manufacturing productivity and manufacturing volumes, which reduced manufacturing costs, were offset by costs associated with the scale-up of the Company's new Silicon-Film(TM) manufacturing facility. These costs are expected to affect the third quarter gross margin as well. The increase in product gross profit was due to higher product sales, as well as reduced manufacturing costs. Research contract gross profit for the six months ended June 30, 1998 was

$283,000, as compared with $586,000 in the comparable 1997 period. The decline in contract gross profit, which had been expected, was due to reduced amounts of billable overhead expenses that were previously allocated to government contracts, which have declined by 26.5% as the result of the ongoing transition to a manufacturing company.

PRODUCT DEVELOPMENT COSTS.   Product development costs for the six months ended
--------------------------
June 30, 1998 were $609,000, an increase of $116,000 or 23.5% from the six months ended June 30, 1997. The increase is a result of a higher level of development activity, as well as the cost of common stock options issued to Corning for services performed in the six months ended June 30, 1998 under the terms of an agreement with Corning.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses for
------------------------------------
the six months ended June 30, 1998 were $1.2 million, an increase of $262,000 or 28.4% from $921,000 in the comparable 1997 period. The increase is a result of a higher level of professional services, as well as higher salaries and benefits costs.

SELLING EXPENSES.  Selling expenses for the six months ended June 30, 1998 were
-----------------
$451,000, an increase of $45,000 or 11.1% from the comparable period in 1997. Higher levels of salaries, benefits, and travel in 1998 were generally offset by reductions in sales commissions paid to third parties. There were no such commissions in the 1998 period.

INTEREST EXPENSE.  Interest expense for the six months ended June 30, 1998 was
-----------------
$197,000, an increase of $73,000 or 58.9% from $124,000 in the 1997 period.  The increase is a result of higher debt levels outstanding in the current quarter, principally as a result of The Promissory Note issued in August 1997.

INTEREST INCOME.  Interest income was $338,000 for the six months ended June 30,
----------------
1998, as compared to $8,000 for the similar period in 1997. The increase in interest income is a result of the investment of the proceeds from the Company's initial public offering in February 1998, as well as the unexpended proceeds from The Promissory Note.

INCOME TAXES.    Income taxes for the six months ended June 30, 1998 were
-------------
$25,000, as compared to $4,000 for the six months ended June 30, 1997. The provision represents the Company's estimated Alternative Minimum Tax liability. The Company's effective tax rate is affected by its NOL carry forward.

LIQUIDITY AND CAPITAL RESOURCES

          On February 13, 1998, the Company completed an initial public offering of its common stock, raising net proceeds of $16.7 million.

          At June 30, 1998, the Company had cash of $13.8 million, as compared with $4.9 million at December 31, 1997. At June 30, 1998, approximately $1.9 million of this balance was restricted for use in connection with the Company's Silicon-Film(TM) manufacturing facility in accordance with the terms of the Promissory Note. Principal uses of cash for the six-months ended June 30, 1998 were additions to plant and equipment (as part of the scale-up of the Silicon-Film(TM) manufacturing plant), working capital, and debt reduction.

          The Company expects that the available cash balance, together with projected cash generated from operations, will be sufficient to fund its activities for the next 24 months.

INCOME TAXES

          NOL carry forwards totaling approximately $4.5 million are available to reduce future federal and state taxable income as of June 30, 1998. The NOL carry forwards expire through 2012. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the NOL carry forwards available to be used in any given year, if certain events occur, including changes in ownership interests. The Company has established a valuation allowance for the entire amount of the net deferred tax assets at June 30, 1998.

ACCOUNTING PRONOUNCEMENTS

          Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), was issued in June 1997. This statement establishes standards for the way public business enterprises report information about operating segments. It also establishes standards for related disclosure about products and services, geographical areas, and major customers. The Company will adopt the disclosure prescribed by SFAS 131 in its 1998 Annual Report as required.

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", was issued in June 1997. The statement establishes standards for reporting and display of comprehensive income in financial statements. This statement was adopted effective January 1, 1998 and such adoption did not have a material effect on the Company's financial statements.

EFFECTS OF INFLATION AND EXCHANGE RATES

          The Company has not been materially affected by inflation or changes in foreign exchange rates. However, there can be no assurance that the Company's business will not be affected by inflation or foreign exchange rates in the future.

YEAR 2000

          The Company's current data processing systems are not year 2000 compliant. The Company has developed and is implementing a comprehensive plan to make its computer systems Year 2000 ready. The Company believes that, within the next 15 months, it will have replaced its current systems with new systems that are year 2000 compliant. The cost of such systems is currently estimated at approximately $500,000.

                                AstroPower, Inc.
               FORM 10-Q FOR THE THREE MONTHS ENDED June 30, 1998


                          PART II:  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         THE COMPANY'S ANNUAL MEETING OF SHAREHOLDERS WAS HELD ON JUNE 18, 1998 FOR THE PURPOSE OF THE FOLLOWING:

                1.  TO ELECT SIX DIRECTORS.
                2. TO AMEND THE COMPANY'S 1989 STOCK OPTION PLAN SO AS TO INCREASE THE NUMBER OF SHARES AVAILABLE.
                3. TO APPROVE THE PROPOSED 1998 ASTROPOWER, INC. NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN.
                4.  TO RATIFY THE APPOINTMENT OF INDEPENDENT ACCOUNTANTS.

         Shareholders votes on these proposals follow:

Election of Directors:

Name                                                For                            Against                    Broker Non-Votes
Clare E. Nordquist                                7,586,001                        84,494                            --

Charles R. Schaller                               7,667,250                         3,245                            --

Dr. George W. Roland                              7,667,250                         3,245                            --

Dr. George S. Reichenbach                         7,667,250                         3,245                            --

Dr. Allen M. Barnett                              7,667,250                         3,245                            --

                                                    For                            Against              Abstain   Broker Non-Votes
                                                    ---                            -------              -------   ----------------
Proposal to amend 1989 Stock
 Option Plan                                      5,932,577                        86,400               21,255        1,658,293


Proposal to approve 1998
 AstroPower, Inc. Non-Employee
 Directors' Stock Option Plan                     5,671,964                       359,982                8,256        1,658,293



Proposal to ratify appointment of
 independent accountants                          7,666,982                           900                2,613               --

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBITS

         Exhibit No.    DESCRIPTION
         -----------    -----------

         27             FINANCIAL DATA SCHEDULE



         REPORTS ON FORM 8-K

         THERE WERE NO REPORTS FILED ON FORM 8-K DURING THE QUARTER ENDED JUNE 30, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ASTROPOWER, INC.


DATE:  AUGUST 11, 1998                  BY:  /S/  ALLEN M. BARNETT
                                             ---------------------
                                             Allen M. Barnett
                                             PRESIDENT AND CHIEF
                                             EXECUTIVE OFFICER

DATE:  AUGUST 11, 1998                  BY:  /S/  THOMAS J. STINER
                                             ---------------------
                                             Thomas J. Stiner
                                             VICE PRESIDENT AND CHIEF FINANCIAL
                                             OFFICER
                                             (PRINCIPAL FINANCIAL OFFICER)