Form 10-Q
period 1998-09-30
ASTROPOWER INC
filed 1998-11-12
CIK 885672

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

(Mark one)
  X     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
 ---    SECURITIES EXCHANGE ACT OF 1934
                 For the three months ended September 30, 1998

                                       OR

____    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

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

                                YES   X      NO _____
                                    -----
    (Registrant became subject to filing requirements on February 12, 1998)

The number of shares outstanding of the Registrant's common stock, $0.01 par value, as of November 6, 1998, was 8,532,528.

                                AstroPower, Inc.
            FORM 10-Q FOR THE THREE MONTHS ENDED September 30, 1998

                               TABLE OF CONTENTS




                                                                                               Page No.
                                                                                               --------

                                            PART I:  FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

             Balance Sheets - September 30, 1998 (unaudited) and December 31, 1997............    1,2

             Statements of Income (unaudited) -
             Three months and nine months ended September 30, 1998 and 1997...................      3

             Statements of Cash Flows (unaudited) -
             Nine months ended September 30, 1998 and 1997....................................      4

             Notes to Financial Statements (unaudited)........................................      5

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS..............................................   6-13

                                             PART II:  OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K................................................  14-15

              SIGNATURES......................................................................  16



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

                               ASTROPOWER, INC.


                                BALANCE SHEETS




                                                                                  September 30,  December 31,
ASSETS                                                                               1998           1997
                                                                                 -------------  -------------
CURRENT ASSETS:                                                                   (unaudited)
Cash and cash equivalents (including restricted cash of $742,522 in 1998)....     $11,569,087    $ 4,908,177
Accounts receivable
 Trade, net..................................................................       6,400,987      3,326,200
 Other.......................................................................          97,889         35,872
 Inventories.................................................................       3,360,347      1,602,321
 Prepaid expenses............................................................         431,146        350,471
                                                                                  -----------    -----------
 Total current assets........................................................      21,859,456     10,223,041


PROPERTY AND EQUIPMENT:                                                            12,284,175      7,750,316
 Less accumulated depreciation and amortization..............................      (3,416,886)    (2,858,195)
                                                                                  -----------    -----------
                                                                                    8,867,289      4,892,121
                                                                                  -----------    -----------
  Total assets...............................................................     $30,726,745    $15,115,162
                                                                                  ===========    ===========

                                       1
                See accompanying notes to financial statements.

                               ASTROPOWER, INC.

                                BALANCE SHEETS




                                                            September 30,  December 31,
                                                                 1998          1997
                                                            -------------  -----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               (unaudited)

CURRENT LIABILITIES:
Accounts payable.........................................   $2,075,583     $ 2,314,495
Notes payable............................................            0         261,357
Current maturities of long-term debt.....................            0          55,000
Accrued payroll and payroll taxes........................    1,182,160         978,256
Accrued expenses.........................................      184,559         394,564
Advance from customer....................................      173,167         610,891
                                                            ----------     -----------
   Total current liabilities.............................    3,615,469       4,614,563

OTHER LIABILITIES:
Long-term debt, excluding current maturities.............    5,000,000       6,277,174
Deferred compensation and other..........................      399,634         463,900
                                                            ----------     -----------
                                                             5,399,634       6,741,074
                                                            ----------     -----------
   Total liabilities.....................................    9,015,103      11,355,637
                                                            ----------     -----------

REDEEMABLE CONVERTIBLE PREFERRED STOCK:
Series A Convertible Preferred Stock.....................            0       5,798,725

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Series B Convertible Preferred Stock.....................            0           3,364
Common Stock.............................................       85,279          37,698
Additional paid-in capital...............................   25,929,682       3,288,017
Note receivable..........................................            0         (79,125)
Unearned compensation....................................     (270,224)       (343,743)
Accumulated deficit......................................   (4,033,095)     (4,945,411)
                                                           -----------     -----------
   Total stockholders' equity (deficit)..................   21,711,642      (2,039,200)
                                                           -----------     -----------
   Total liabilities and stockholders' equity (deficit)..  $30,726,745     $15,115,162
                                                           ===========     ===========

                See accompanying notes to financial statements.

                               ASTROPOWER, INC.

                             STATEMENTS OF INCOME





                                                  Three Months Ended September 30,     Nine Months Ended September 30,
                                                  --------------------------------     -------------------------------
                                                            (unaudited)                           (unaudited)
REVENUES:                                             1998               1997               1998                1997
                                                  ------------        -----------        -----------        -----------
   Product sales...............................   $ 5,247,924         $3,572,073         $14,142,748        $ 9,333,817
   Research contracts..........................       910,612            844,516           2,331,714          2,778,211
                                                  -----------         ----------         -----------        -----------

   Total revenues..............................     6,158,536          4,416,589          16,474,462         12,112,028
COST OF REVENUES:
   Product sales...............................     3,835,657          2,526,356          10,366,567          6,747,199
   Research contracts..........................       695,938            606,099           1,833,862          1,953,654
                                                  -----------         ----------         -----------        -----------

         Total cost of revenues................     4,531,595          3,132,455          12,200,429          8,700,853
                                                  -----------         ----------         -----------        -----------
         Gross profit..........................     1,626,941          1,284,134           4,274,033          3,411,175
OPERATING EXPENSES:
   Product development expenses................       340,836            261,327             949,379            754,645
   General and administrative expenses.........       692,282            525,024           1,875,938          1,445,721
   Selling expenses............................       276,443            218,390             727,616            624,478
                                                  -----------         ----------         -----------        -----------

         Income from operations................       317,380            279,393             721,100            586,331
OTHER EXPENSE (INCOME):
   Interest expense............................        86,453             93,332             284,042            217,340
   Interest income.............................      (180,872)           (32,439)           (519,259)           (40,909)
   Other expense (income)......................             0              5,273                   0             (4,550)
                                                  -----------         ----------         -----------        -----------
         Total other expense (income)..........       (94,419)            66,166            (235,217)           171,881
NET INCOME BEFORE INCOME
 TAXES.........................................       411,799            213,227             956,317            414,450
INCOME TAXES...................................        19,000              5,000              44,000              9,000
                                                  -----------         ----------         -----------        -----------
NET INCOME.....................................      $392,799         $  208,227         $   912,317        $   405,450
                                                  ===========         ==========         ===========        ===========
NET INCOME DATA:
   Net income per share - basic................         $0.05               0.06                0.12               0.11
                                                  ===========         ==========         ===========        ===========

   Net income per share - diluted..............         $0.05               0.04                0.12                0.08
                                                  ===========         ==========         ===========         ===========
   Weighted average shares
     outstanding - basic.......................     8,527,343          3,712,168           7,578,285           3,711,234
                                                  ===========         ==========         ===========         ===========

   Weighted average shares
     outstanding - diluted.....................    10,194,699          6,437,883           9,691,039           6,010,987
                                                  ===========         ==========         ===========         ===========

                                       3
                See accompanying notes to financial statements.

                               ASTROPOWER, INC.

                            STATEMENTS OF CASH FLOW



                                                                                  Nine Months Ended September 30
                                                                             ----------------------------------------
                                                                                           (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:                                            1998                        1997
                                                                             ------------                ------------
Net income...............................................................    $   912,317                 $    405,450
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
  Depreciation and amortization..........................................        558,692                      399,048
  Stock options issued...................................................        117,529                       49,013
  Changes in working capital items:
    Accounts receivable..................................................     (3,074,788)                    (811,718)
    Inventories..........................................................     (1,758,026)                      11,144
    Prepaid expenses.....................................................        (34,125)                     (68,751)
    Accounts payable and accrued expenses................................       (455,578)                     125,101
    Accrued payroll and payroll taxes....................................         19,118                      141,849
    Deferred revenue.....................................................              0                            0
    Advance from customer................................................       (437,723)                     404,167
    Other................................................................        164,774                      (22,384)
                                                                             ------------                ------------
Net cash provided by (used in) operating activities......................     (3,987,810)                     632,919

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...................................................     (4,483,190)                    (374,070)
                                                                            ------------                 ------------
Net cash used in investing activities....................................     (4,483,190)                    (374,070)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt...........................................              0                    5,618,077
  Net repayments from line of credit.....................................       (203,357)                           0
  Repayment of long-term debt............................................     (1,390,174)                    (834,865)
  Proceeds from issuance of common stock.................................     16,725,441                        4,700
  Proceeds from issuance of preferred stock..............................              0                       60,000
                                                                            ------------                 ------------
Net cash provided by financing activities................................     15,131,910                    4,847,912
                                                                            ------------                 ------------

NET INCREASE IN CASH AND
  CASH EQUIVALENTS.......................................................      6,660,910                    5,106,761
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD....................................................      4,908,177                       24,930
                                                                            ------------                 ------------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD.................................................................    $11,569,087                  $ 5,131,691
                                                                             ===========                  ===========

OTHER NONCASH FINANCING ACTIVITIES:

On February 19, 1998, the Company converted all shares of its Series A and Series B Convertible Preferred Stock into 2,194,709 shares of common stock on a one-for-one basis.

During the nine months ended September 30, 1998, the Company issued stock options for 119,000 shares of common stock to Corning Incorporated.


                                       4
                See accompanying notes to financial statements.

                                AstroPower, Inc.

                         Notes to Financial Statements
                               September 30, 1998
                                  (unaudited)



(1)   General
      -------

The accompanying financial statements for the three month and nine month periods ended September 30, 1998 and 1997 have been prepared by AstroPower, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the financial position and operating results of the Company as of and for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The accompanying financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report Form 10-K for the year ended December 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

     The Company develops, manufactures, markets, and sells photovoltaic solar cells, modules and panels for generating solar electric power. Solar cells are semiconductor devices which convert sunlight directly into electricity. Solar electric power is used off the electric utility grid for many applications in the communications and transportation industries and in remote villages and homes. Solar electric power is also used in on-grid applications by existing electric utility customers to provide a clean, renewable source of alternative or supplementary electric power.

     The Company was incorporated in 1989 as a successor to a business that was organized in 1983 to develop thin crystalline silicon photovoltaic and related optoelectronic technology. Initial revenue came from contract research performed primarily for agencies of the United States government. The Company commenced commercial solar cell manufacturing operations in 1988 with silicon wafers purchased from third parties. Since then the commercial portion of the business has grown steadily with product sales representing 85.2 % of total revenues for the quarter ended September 30, 1998.

     The Company has received significant assistance in its transition from primarily a contract research organization to a commercial manufacturer of solar cells and modules. Such assistance originated from the U.S. Department of Energy in the form of cost-sharing contracts designed to assist the Company in expanding its manufacturing capabilities and in reducing its manufacturing costs.

     The Company currently generates product revenues from the sale of solar cells, modules, and panels. Although the Company is continuing a significant expansion of its Silicon-Film(TM) manufacturing capacity in 1998, the predominant source of its product revenues to date has been single crystal products. Product sales are recognized upon shipment. Solar cell prices and manufacturing costs vary depending upon supply and demand in the market for solar cells and modules, order size, yields, the costs of raw materials, particularly reclaimed silicon wafers recycled from the semiconductor industry, and other factors. In addition, the Company also earns revenue from contracts with various federal government agencies to conduct research on advanced Silicon-Film(TM) products and optoelectronic devices. Generally, these contracts last from 6 months to three years. The Company recognizes research contract revenue at the time costs benefiting the contracts are incurred, which approximates the percentage of completion method.

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

     The Company has developed a proprietary process called Silicon-Film(TM) for the manufacture of sheets of polycrystalline silicon. Wafers made from these sheets are used in the Company's solar cell manufacturing process. Silicon-Film(TM) technology has been under development since the Company's inception in 1983 and, after several successful field tests, Silicon-Film(TM) products are currently being shipped to selected customers. The Company leased space in January 1998 for a new plant for production of Silicon-Film(TM) solar cells, modules and panels. The facility came on line and began making its first commercial shipments in the second quarter of 1998. When operating at full capacity, this 60,000 square foot facility is expected to produce approximately 9MW of product per year. This facility was funded in part by a $5.0 million convertible promissory note (the "Promissory Note") issued in August 1997 to Corning Incorporated.

     For the nine months ended September 30, 1998, approximately 85% of the Company's product revenues was generated by sales to customers located outside the United States. The Company believes that international sales will continue to account for a significant portion of its product sales for the foreseeable future. Current sales are denominated in U.S. dollars and foreign exchange rate fluctuations have not had an impact on the Company's results of operations.

     Substantially all of the Company's revenues from government contracts are subject to audit under various federal statutes. Although the Company has received final written acceptance of its overhead rates through 1993, it has been advised that the Defense Contract Audit Agency is disputing certain elements of those submissions as well as those overhead rates for 1994 and 1995. The dispute is centered on the effect of the Company's manufacturing operations on its government contract overhead rates during the years of transition from a contract research and development organization to commercial manufacturing. The overhead rates for 1996 have been submitted, but have not yet been audited. This dispute does not affect the Company's overhead rates for 1997 and 1998, inasmuch as the Company revised its methodology for determining overhead rates. It is management's opinion that adjustments to revenue, if any, will not have a material adverse effect on the Company's business and financial condition, but may impact results of operations.

Results of Operations

Three Months Ended September 30, 1998 and 1997

Revenues.  Total revenues for the three-month period ended September 30, 1998
---------
were $6.2 million, an increase of $1.8 million or 39.4% from $4.4 million for the three-month period ended September 30, 1997. Product sales for the three-month period ended September 30, 1998 were $5.2 million, an increase of $1.6 million or 46.9% from $3.6 million for the comparable 1997 period. The increase in product sales was attributable to continued strong demand from our customers and productivity improvements from both of the Company's manufacturing facilities. Research contract revenue for the three month period ended September 30, 1998 was $911,000; an increase of $66,000 or 7.8% from $845,000 for the three months ended September 30, 1997. The increase in contract research revenue was primarily attributable to a modification granted on a contract, which increased, the funding for the quarter ended September 30, 1998. This increase was offset by a reduction of the Company's contract overhead rates as a result of its ongoing transformation from a government contractor to a manufacturing company.

Gross profit.  Gross profit for the three months ended September 30, 1998 was
-------------
$1.6 million, an increase of $342,000 or 26.7% from $1.3 million for the three month period ended September 30, 1997. Gross profit on product sales for the three months ended September 30, 1998 was $1.4 million, an increase of 35.1% from $1.0 in the comparable period in 1997. The product gross margin was 26.9% for the three months ended September 30, 1998, as compared with 29.3% in the comparable 1997 period. Improvements in manufacturing productivity and manufacturing volumes, which reduced manufacturing costs, were offsets by costs associated with the scale-up of the Company's new manufacturing facility. These costs are expected to affect the fourth quarter product gross margin as well. Research contract gross profit for the three months ended September 30, 1998 was $215,000, as compared with $239,000 in the comparable 1997 period. The decline in contract gross profit, which had been expected, was due to reduced amounts of overhead expenses that were previously allocated and billed to government contracts, as the result of the ongoing transition to a manufacturing company.

Product development costs.   Product development costs for the three months
--------------------------
ended September 30, 1998 were $341,000, an increase of $80,000 or 30.4% from $261,000 for the three months ended September 30, 1997. The increase is a result of a higher level of development activity.


General and administrative expenses.  General and administrative expenses for
------------------------------------
the three months ended September 30, 1998 were $692,000, an increase of $167,000 or 31.8% from $525,000 in the comparable 1997 period. The increase is a result of a higher level of professional services, as well as higher salaries and benefits costs.

Selling expenses.  Selling expenses for the three months ended September 30,
-----------------
1998 were $276,000, an increase of $58,000 or 26.6% from the comparable period in 1997. Higher levels of salaries, benefits, and travel in 1998, were generally offset by reductions in sales commissions paid to third parties. There were no such commissions in the 1998 period.

Interest expense.  Interest expense for the three months ended September 30,
-----------------
1998 was $86,000, a decrease of $7,000 or 7.4% from $93,000 in the 1997 period.
The decrease is a result of lower average debt levels outstanding in the current quarter.

Interest income.  Interest income was $181,000  for the three months ended
----------------
September 30, 1998, as compared with $32,000 for the similar period in 1997. The increase in interest income is a result of the investment of the proceeds from the Company's initial public offering in February 1998, as well as the unexpended proceeds from the Promissory Note.

Income taxes.    Income taxes for the three months ended September 30, 1998 were
-------------
$19,000, as compared with $5,000 for the comparable period in 1997. The provision represents the Company's estimated AMT liability. The Company's effective tax rate is affected by its Net Operating Loss ("NOL") carry forward.



Nine Months Ended September 30, 1998 and 1997

Revenues.  Total revenues for the nine month period ended September 30, 1998
---------
were $16.5 million, an increase of $4.4 million or 36.0% from $12.1 million for the nine month period ended September 30, 1997. Product sales for the nine month period ended September 30, 1998 were $14.1 million, an increase of $4.8 million or 51.5% from $9.3 million for the comparable 1997 period. The increase in product sales was attributable to continued strong demand from our customers and productivity improvements from both of the Company's manufacturing facilities. Research contract revenue for the nine month period ended September 30, 1998 was $2.3 million, a decline of $446,000 or 16.1% from $2.8 million for the nine months ended September 30, 1997. The decline in contract research revenue, which was expected, was primarily attributable to a reduction of the Company's contract overhead rates as a result of its ongoing transformation from a government contractor to a manufacturing company.


Gross profit.  Gross profit for the nine months ended September 30, 1998 was
-------------
$4.3 million, an increase of $863,000 or 25.3% from $3.4 million for the nine month period ended September 30, 1997. Gross profit on product sales for the nine months ended September 30, 1998 was $3.8 million, an increase of 46.0% from $2.6 million in the comparable period in 1997. The product gross margin was 26.7% for the nine months ended September 30, 1998, as compared with 27.7% in the comparable 1997 period.

Improvements in manufacturing productivity and manufacturing volumes, which reduced manufacturing costs, were offset by costs associated with the scale-up of the Company's new manufacturing facility. These costs are expected to affect the fourth quarter gross margin as well. Research contract gross profit for the nine months ended September 30, 1998 was $498,000, as compared with $824,000 in the comparable 1997 period. The decline in contract gross profit, which had been expected, was due to reduced amounts of billable overhead expenses that were previously allocated to government contracts, which have declined as the result of the ongoing transition to a manufacturing company.

Product development costs.   Product development costs for the nine months ended
--------------------------
September 30, 1998 were $949,000, an increase of $194,000 or 25.8% from the nine months ended September 30, 1997. The increase is a result of a higher level of development activity, as well as the cost of common stock options issued to Corning for services performed in the nine months ended September 30, 1998 under the terms of an agreement with Corning.

General and administrative expenses.  General and administrative expenses for
------------------------------------
the nine months ended September 30, 1998 were $1.9 million, an increase of $430,000 or 29.8% from $1.4 million in the comparable 1997 period. The increase is a result of a higher level of professional services, as well as higher salaries and benefits costs.

Selling expenses.  Selling expenses for the nine months ended September 30, 1998
-----------------
were $728,000, an increase of $104,000 or 16.5% from the comparable period in 1997. Higher levels of salaries, benefits, and travel in 1998 were generally offset by reductions in sales commissions paid to third parties. There were no such commissions in the 1998 period.

Interest expense.  Interest expense for the nine months ended September 30, 1998
-----------------
was $284,000, an increase of $67,000 or 30.7% from $217,000 in the 1997 period.
The increase is a result of higher average debt levels outstanding in the current year, principally as a result of the Promissory Note issued in August 1997.

Interest income.  Interest income was $519,000 for the nine months ended
----------------
September 30, 1998, as compared to $41,000 for the similar period in 1997. The increase in interest income is a result of the investment of the proceeds from the Company's initial public offering in February 1998, as well as the unexpended proceeds from the Promissory Note.

Income taxes.    Income taxes for the nine months ended September 30, 1998 were
-------------
$44,000, as compared to $9,000 for the nine months ended September 30, 1997. The provision represents the Company's estimated Alternative Minimum Tax liability. The Company's effective tax rate is affected by its NOL carry forward.

Liquidity and Capital Resources

          On February 19, 1998, the Company completed an initial public offering of its common stock, raising net proceeds of $16.7 million.

          At September 30, 1998, the Company had cash of $11.6 million, as compared with $4.9 million at December 31, 1997. At September 30, 1998, approximately $743,000 of this balance was restricted for use in connection with the Company's new manufacturing facility in accordance with the terms of the Promissory Note. Principal uses of cash for the nine-months ended September 30, 1998 were additions to plant and equipment (as part of the scale-up of the new manufacturing plant), working capital, and debt reduction.

          On October 9, 1998 the Company prepaid the $5 million convertible promissory note to Corning Incorporated. As part of this transaction, related research and development and security agreements dated August 19, 1997 were terminated. Options to purchase 119,000 shares of the Company's common stock were cancelled and rights of first refusal with respect to financing, merger, licensing, and sale of assets were terminated. In addition, $49,000 of accrued interest was forgiven. Approximately $4.3 million of the amount was used towards the funding of the Company's new manufacturing facility, including plant, equipment, and working capital.

          The Company has established a new $3 million credit facility with a financial institution, with a term expiring in October 2001. Any draws under the facility will bear interest at the prime rate and will be secured by accounts receivable, inventory and machinery and equipment.

          The Company expects that the available cash balance, together with projected cash generated from operations, will be sufficient to fund its activities for the next 24 months.

Income Taxes

          NOL carry forwards totaling approximately $4.0 million are available to reduce future federal and state taxable income as of September 30, 1998. The NOL carry forwards expire through 2012. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the NOL carry forwards available to be used in any given year, if certain events occur, including changes in ownership interests. The Company has established a valuation allowance for the entire amount of the net deferred tax assets at September 30, 1998.



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

Year 2000

          The Company's current data processing systems are not Year 2000 compliant. The Company has developed and is currently executing a comprehensive risk-based plan designed to make its computer systems, applications and facilities Year 2000 ready. The plan covers four stages including (I) inventory,
(ii) assessment, (iii) remediation, and (iv) testing and certification. At year end 1997, the Company had substantially completed the inventory stage for its Company-owned systems and applications. The assessment and remediation processes are currently underway and the Company is utilizing both internal and external resources to reprogram, or replace where necessary, and test the software for Year 2000 modifications. The remediation process is targeted to be largely completed by March 31, 1999. Testing and certification of these systems and applications are targeted for completion by mid-1999.

The Company's ongoing transformation from a government research and development organization to a manufacturing company has necessitated system enhancements to accommodate this growth. The Company is therefore embodying the Year 2000 issue with these planned system augmentations. Total Year 2000 costs for the Company-owned systems and applications are currently estimated to be approximately $250,000 in 1998 and approximately $250,000 in 1999, which are expected to be funded through operating cash flows. A large majority of these costs are currently believed to be incremental expenses that will not recur in the Year 2000 or thereafter.

The Company is initiating communications with its critical external relationships to determine the extent to which the Company may be vulnerable to such parties' failure to resolve their own Year 2000 issues. Where practicable, the Company will assess and attempt to mitigate its risks with respect to the failure of these entities to be Year 2000 ready. The effect, if any, on the Company's results of operations from the failure of such parties to be Year 2000 ready, is not presently reasonably estimable.

                                AstroPower, Inc.
            FORM 10-Q FOR THE THREE MONTHS ENDED September 30, 1998


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

ITEM 2.  Changes in Securities

         NONE.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders the quarter ended September 30, 1998.

ITEM 5.  Other Matters

                    On October 9, 1998 the Company prepaid its four-year $5 million convertible note to Corning Incorporated which was issued in August 1997 to obtain funding for its start-up of the Company's new 9MW manufacturing facility. Approximately of the loan from Corning was used as funding in part of this facility, including plant, equipment, and working capital.

                    Corning's investment in AstroPower was part of a strategic investment by Corning involving several companies in the energy generation and storage fields. Corning subsequently decided to discontinue the energy program, providing AstroPower with an opportunity to prepay the loan. Corning has advised AstroPower that its action was based entirely on Corning's desire to focus on its core operations and did not reflect in any way on AstroPower's proprietary Silicon-Film(TM) technology, which Corning said consistently met or exceeded its expected performance. Corning provided the Company with valuable advice and assistance during the planning and fit-up stages of the new factory. The prepayment terminated Corning's right to convert the note into approximately 1,111,111 shares of AstroPower Common Stock and also terminated other agreements relating to new technology, certain first offer rights to provide equity financing for the Company and with respect to any sale or merger of the Company or sale or licensing of its technology or assets.

                    In connection with the prepayment, options to purchase 119,000 shares of the Company's Common Stock which were issued to Corning for consulting services were cancelled and accrued interest of $49,000 was forgiven.

                    AstroPower's Board of Directors decided that the opportunity to prepay the loan was in the best interests of shareholders in general and also served to significantly reduce the potential dilution of outstanding shares.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits

         Exhibit No.    Description
         -----------    -----------

         27             Financial Data Schedule



         REPORTS ON FORM 8-K

         There were no reports filed on Form 8-K during the quarter ended September 30, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          AstroPower, Inc.

Date: November 10, 1998                         By:  /s/  Allen M. Barnett
                                                    ----------------------
                                              Allen M. Barnett
                                              President and Chief
                                              Executive Officer



Date:  November 10, 1998                        By:  /s/  Thomas J. Stiner
                                                     ---------------------
                                              Thomas J. Stiner
                                              Vice President and Chief Financial
                                              Officer
                                              (Principal Financial Officer)