Form 10-K
period 1998-12-31
ASTROPOWER INC
filed 1999-03-31
CIK 885672

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

[Fee Required]

For the fiscal year ended DECEMBER 31, 1998.
                          -----------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

[No Fee Required]

For the transition period from _______________ to ________________

Commission file Number     000-23657
                           ---------
                               ASTROPOWER, INC.
                    --------------------------------------
            ( Exact name of registrant as specified in its charter)

          DELAWARE                                   51-0315869
--------------------------------          ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

       SOLAR PARK, NEWARK, DE                         19716-2000
-----------------------------------------            ------------
(Address of principal executive officers)             (Zip Code)


Registrant's telephone number, including area code (302) 366-0400
                                                   --------------

          Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
-------------------------------------------------------------------------------
                               (Title of class)


-------------------------------------------------------------------------------
                               (Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   As of March 19, 1999, 8,607,368 shares of $0.01 par value common stock were outstanding. The aggregate market value of shares held by non-affiliates as of March 19, 1999 was $65,752,176 based on the bid price of the Common Stock on that date.

   Documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated are as follows: Registrant's definitive proxy statement for its 1999 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 30, 1999 (incorporated by reference under Part III).

                                    PART I


CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements involve risks, uncertainties and assumptions as described from time to time in Registration Statements, Annual Reports, and other periodic reports and filings of the Company filed with the Securities and Exchange Commission. All statements, other than statements of historical facts, which address the Company's expectations of sources of capital or which express the Company's expectation for the future with respect to financial performance or operating strategies, including statements with respect to Year 2000 Compliance, can be identified as forward looking statements. As a result, there can be no assurance that the Company's future results will not be materially different from those described herein as "believe," "anticipated," "estimated," or "expected," which reflect the current views of the Company with respect to future events. We caution readers that these forward looking statements speak only as of the date hereof. The Company hereby expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which such statement is based.

ITEM 1.  BUSINESS

AstroPower, Inc. ("AstroPower" or the "Company") develops, manufactures, markets and sells photovoltaic "PV" solar cells, modules and panels for generating solar electric power. Solar cells are semiconductor devices which convert sunlight directly into electricity. Solar electric power is used off of the electric utility grid for many applications in the communications and transportation industries and in remote villages and homes. Solar electric power is also used in on-grid applications by existing electric utility customers to provide a clean, renewable source of alternative or supplementary electric power.

THE SOLAR ELECTRIC POWER MARKET

PV Energy Systems Inc., an independent solar energy research firm ("PV Energy Systems") estimates 1998 worldwide solar electric power industry shipments at 153 MW, corresponding to system revenues of approximately $2.3 billion. Over the 18 year period since 1980, industry shipments have increased at a compound annual rate of 22% and are forecast to continue to increase through the year 2005 at an approximate compound annual rate of 24%. In particular, the solar electric power market has grown by approximately 22% from 1997 to 1998. The growth of the solar electric power market is being driven by the expanding number of rapidly growing needs for electricity off-grid where solar electric power is the most cost-effective energy source and by widespread demand for an environmentally friendly alternative source of on-grid electricity. The Company expects that, due to its low-cost Silicon-Film(TM) products, it will experience revenue growth rates in excess of the market's overall growth rate.

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

SOLAR ELECTRIC POWER PRODUCTS

The solar electric power industry sells four main classes of products: solar cells, modules, panels and systems. Solar Cells are semiconductor devices that convert light, usually sunlight, directly into electricity according to a phenomenon of physics known as the photovoltaic effect. The rated power of the typical solar cells ranges from 1.0 to 3.3 watts. Modules are assemblies of solar cells connected together and encapsulated in a weatherproof package. The rated power of typical modules ranges from 50 to 120 watts. Industry revenues in 1998 at the module level were estimated to be approximately $610 million. Panels are assemblies of several modules connected together.

Solar electric power systems typically include one or more modules, a storage battery and electric equipment for power conditioning and control. As noted above, 1998 industry revenue at the system level is estimated to be $2.3 billion.

                         SOLAR ELECTRIC POWER PRODUCTS


             [GRAPH OF SOLAR ELECTRIC POWER PRODUCTS APPEARS HERE]

ASTROPOWER'S MANUFACTURING TECHNOLOGY

The conventional processing technology used to process raw silicon into wafers comprises one-half to two-thirds of the total cost of a solar cell. The raw material is formed into ingots of single crystal silicon, or blocks of polycrystalline silicon, and must be sawed into wafers in a time-consuming and costly process that also results in significant waste of material. As solar cell sizes become larger, the limitations of the block-forming and ingot-forming processes and the wafer sawing process become more acute and add significantly more expense. The Company has developed new technology that it believes avoids costs inherent in conventional silicon wafer processing and provides an important competitive advantage in the solar electric power market. The Company believes it is uniquely positioned to capture increasing market share as a result.

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

     Size versatility. Silicon-Film(TM) wafers and solar cells can be manufactured to virtually any desired size ( at least up to 12" by 24"). This provides the ability to make a large variety of solar cell and module designs, capturing economies of scale in both manufacturing and material utilization.

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

 RAPIDLY EXPAND MANUFACTURING CAPACITY.
 The Company commenced production in a second manufacturing facility in 1998. The Company is continuing to scale up the production volumes in this second facility and continues to expand the capacity of its first solar cell manufacturing line. These two expansions will approximately double the Company's aggregate production capacity over the next 12 months. The Company is also planning significant additional capacity expansion to come online in 2001.

 ADD NEW STRATEGIC CUSTOMERS. The Company plans to continue to sequentially add targeted new strategic customers including module manufacturing companies, system integrators and distributors, as its manufacturing volume scale-up allows. New customers will be selected to further broaden the Company's presence in high growth market segments. The Company intends to use this customer addition strategy to diversity its customer base geographically and across all major market segments.

 INCREASE SALES VOLUME WITH EXISTING CUSTOMERS.
 Following the initial acquisition of a strategic customer, the Company seeks to build sales volume over time by transitioning from a secondary supplier to a primary supplier to each customer and by increasing each customer's volume through the referral of sales leads.

DEVELOP THE ASTROPOWER BRAND. The Company intends to broaden and extend its "AstroPowered" promotional campaign to (i) create brand identity and awareness as a technology and cost leader in solar electric power products and (ii) assist the Company's OEM customers and distributors in promoting their products to end users through association with the Company's "AstroPowered" brand and technical leadership.

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

PRODUCTS AND PRODUCT STRATEGY

The Company designs, manufactures, markets and sells solar cells, modules and panels. Since their initial development, solar cells and modules have progressively increased in size. This trend is primarily due to two factors:
(i) the ability to form and slice larger ingots of silicon has advanced considerably over the past two decades, driven largely by the semiconductor industry's switch from 4" wafers to 6" wafers, and most recently to 8" wafers; and (ii) larger solar cells are generally more cost effective, since per-unit handling and processing costs are spread over more watts per solar cell, and since certain module assembly costs can be allocated over more watts.

     SOLAR CELLS. From 1991 through 1995, the Company introduced three generations of progressively larger single crystal silicon solar cells. The latest of these products, the AP-106, was the first six inch solar cell to be commercially introduced, and remains to this date the largest and most powerful solar cell commercially available.



    HISTORICAL EVOLUTION OF ASTROPOWER'S SINGLE CRYSTAL SILICON SOLAR CELLS



             [CHART OF HISTORICAL EVOLUTION OF ASTROPOWER SINGLE
                   CRYSTAL SILICON SOLAR CELLS APPEARS HERE]

-------------------------------------------------------------------------------------------------------------
Product                                          AP-104                    AP-105                      AP-106
-------------------------------------------------------------------------------------------------------------
Introduction date                                 1991                      1993                         1995
-------------------------------------------------------------------------------------------------------------
Nominal size                                        4"                        5"                           6"
-------------------------------------------------------------------------------------------------------------
Nominal power (watts)                              1.4                       2.0                          3.3
-------------------------------------------------------------------------------------------------------------


The AP-225 is the Company's first Silicon-Film(TM) solar cell to be produced in volume. The Company has begun to supply its key solar cell customers with AP-225 Silicon-Film(TM) samples, and formally introduced this product in the first half of 1998. The Company has introduced the AP-225 as a lower-cost, higher-power alternative to five inch single crystal silicon solar cells, currently the standard component for supply to independent module assembly companies.
Although larger in area than five inch single crystal solar cells, AP-225 Silicon-Film(TM) solar cells can be assembled into modules utilizing the same basic equipment and production processes.


        PLANNED EVOLUTION OF ASTROPOWER'S SILICON-FILM(TM) SOLAR CELLS


         [CHART OF PLANNED EVOLUTION OF ASTROPOWER'S SILICON-FILM(TM)
                           SOLAR CELLS APPEARS HERE]


------------------------------------------------------------------------------------------------------------
Product                             AP-225                           Large Area Solar Cell
------------------------------------------------------------------------------------------------------------
Nominal size                          6"                                    12" x 24"
------------------------------------------------------------------------------------------------------------
Nominal power (watts)                2.5                             (approximately) 20
------------------------------------------------------------------------------------------------------------


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

The Company plans to capitalize on the scaleability of the Silicon-
Film(TM) process by developing solar cell configurations larger than 6". The Company has fabricated 12" by 24" Silicon-Film(TM) solar cells in the laboratory. Such large-area solar cells may either be utilized directly in panels for use in grid-connected applications, or cut into a variety of smaller sizes for assembly into modules covering a range of rated power. The Company believes that this next-generation product configuration will have two primary advantages compared with other currently available solar cells: (i) economies of scale to reduce manufacturing costs; and (ii) flexibility of size to meet a broad range of end-use configuration requirements more effectively than its competitors.

MODULES. Module sales represent an important complement to the Company's solar cell business. Presently, the Company primarily manufactures and sells two types of modules. The Company's AP-7105 contains 36 series-connected 5" single crystal solar cells and is rated at 75 watts, which is the most common type of 12-volt battery charging module sold today. The AP-1206 contains 36 series-connected 6" single crystal solar cells and is rated at 120 watts. The Company has sold limited quantities of modules incorporating Silicon-Film(TM) solar cells.

The Company's strategy is to sell fully-assembled modules to distributors and system integrators in those regions around the world such as the U.S., Japan and Central America which do not yet have a large number of independent module assemblers.

PANELS. The Company has introduced a large area panel consisting of four individual modules mounted on a common mechanical support structure and electrically interconnected at the factory. The rated power of this product ranges from 300 watts to 450 watts, depending on the specific model, and is designed to be the largest increment of PV capacity which can be handled and installed by two people.

The Company's strategy is to design and sell panels for use in large arrays such as the grid-connected residential rooftop systems being marketed by GPU Solar, a joint venture between the Company and GPU International.

SOLAR ELECTRIC POWER APPLICATIONS

Solar cells, modules and panels are utilized in a wide range of end-use applications, which can be grouped into three primary market segments: Remote Electric Power, Grid-Connected Power and Consumer Electronics. The Remote Electric Power market segment is typically divided into segments:
Communications and Transportation Infrastructure and Village & Home. The following table shows (i) the breakdown of estimated 1998 industry shipments into these market segments.

                                                  ESTIMATED 1998               % OF TOTAL
       MARKET SEGMENT                               SHIPMENTS                   SHIPMENTS
------------------------------------------------------------------------------------------------
Remote Electric Power                                          107 MW                         71%
  Communications and
  Transportation
Infrastructure                                                  51 MW                         34%
  Village & Home                                                56 MW                         37%
------------------------------------------------------------------------------------------------
Grid-Connected Power                                            38 MW                         24%
------------------------------------------------------------------------------------------------
Consumer Electronics                                             8 MW                          5%
------------------------------------------------------------------------------------------------


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


SELECTED SOLAR ELECTRIC POWER APPLICATIONS AND USES IN THE REMOTE ELECTRIC POWER MARKET SEGMENT
-----------------------------------------------------------------------------------------------------------------------------------
Communication and Transportation             .  Repeater stations for line-of-sight data communication radio-links
 Infrastructure                              .  Repeater stations on fiber-optic data transmission lines
                                             .  Base stations and repeaters for cellular and personal communication service ("PCS")
                                                networks
                                             .  Direct broadcast satellite communication networks
                                             .  Emergency call boxes located on highways or in other public areas
                                             .  Monitoring, telemetry and remote actuation systems for highways; railroads; oil and gas pipelines; water reservoirs, tributaries and tanks; electricity transmission and distribution networks
                                             .  Navigation radio becons for airline traffic control, illuminated obstruction lights on towers and chimneys, runway lights for remote airfields and illuminated beacons for marine navigation on buoys and lighthouses
                                             .  Portable warning signs used at highway construction sites
                                             .  Lighting systems for compounds, streets, parking lots, billboards and signs
-----------------------------------------------------------------------------------------------------------------------------------
Village & Home Applications                  .  "Solar Home Systems" supplying basic services such as light, radio and television
                                             .  Coleman(TM) -style "solar lanterns"
                                             .  Wireless pay telephones
                                             .  Deep-well pumps for potable water
                                             .  Vaccine refrigeration, lighting and medical equipment for health clinics
                                             .  Schools
                                             .  Remote (off-grid) homes
                                             .  Vacation cabins
                                             .  Battery charging on boats and RVs
-----------------------------------------------------------------------------------------------------------------------------------

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

The Company believes that growth in the Grid-Connected Power market segment for the foreseeable future will be driven by public interest in the environment, government policies and utility industry restructuring. Most grid-connected solar electric power systems are currently installed in Japan, Europe and the U.S. under a variety of subsidy programs. In Japan, over 10,000 residential grid-connected solar electric power systems are being installed annually under a government program offering a subsidy of approximately 30% of the total system costs. In Germany and Switzerland, over 40 municipalities and states offer "rate-based" incentive programs for consumers who install solar electric power systems. In the U.S., a utility consortium named Utility PhotoVoltaic Group has funded over $73 million in projects since 1995, and several states, including California and Arizona, have enacted legislation to provide incentives for increased utilization of grid-connected solar electric power systems. The U.S. federal government recently proposed a "Million Solar Roofs" program which, if implemented, would sharply increase the number of grid-connected solar electric power systems installed in the U.S.

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

                                                                                                     NUMBER OF THIS TYPE IN THE
                                                                                                     COMPANY'S CURRENT TOP TEN
       CUSTOMER TYPE                                 CUSTOMER DESCRIPTION                                    CUSTOMERS
---------------------------------------------------------------------------------------------------------------------------------
MODCO                      Purchases solar cells from the Company and assembles them into finished                6
                           modules
---------------------------------------------------------------------------------------------------------------------------------
System Integrator          Purchased finished modules from the Company and incorporates them into                 2
                           solar electric power systems.
---------------------------------------------------------------------------------------------------------------------------------
Distributor                Purchased finished modules from the Company and resells them to lower                  2
                           volume users including home owners, OEMs and other professional customers.
---------------------------------------------------------------------------------------------------------------------------------


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

Sales to the Company's ten largest product customers accounted for approximately 46.0%, 68.0%, and 73.0% of total revenues in fiscal 1996, 1997 and 1998, respectively.

During fiscal 1996, Tata BP Solar, an Indian joint venture of British Petroleum Co. p.l.c. and the Tata Group, accounted for 12.9% of the Company's total revenues. During the year ended December 31, 1997, Solar Fabrik, an independent MODCO based in Germany; Golden Genesis Company (formerly Photocomm, Inc.) a systems integrator located in Arizona and Atersa, an independent Spanish MODCO, accounted for 17.0%, 12.6% and 12.0% of the Company's total revenues, respectively. During fiscal 1998, Atersa and Solar Fabrik accounted for 17.6% and 14.3% of the Company's total revenues respectively. No other product customers represented 10% or more of the Company's total revenues for any such periods. The Company expects that sales of its products to a limited number of customers will continue to result in a high concentration of net sales to relatively few customers for the foreseeable future, and that the loss of certain of these customers could have material adverse effect on the Company's business, results of operations and financial condition.

A large percentage of the Company's product sales are to international customers. For the years ended December 31, 1997 and 1998, the approximate geographic breakdown of product revenue from such customers is shown in the table below:

                                  YEAR ENDED           YEAR ENDED           YEAR ENDED
           REGION              DECEMBER 31, 1996    DECEMBER 31, 1997    DECEMBER 31, 1998
-------------------------------------------------------------------------------------------
North America                        13.2%                26.8%                21.6%
-------------------------------------------------------------------------------------------
Europe                               49.4%                55.9%                62.7%
-------------------------------------------------------------------------------------------
Africa                                6.6%                 5.3%                 9.1%
-------------------------------------------------------------------------------------------
Asia                                 30.7%                12.0%                 6.6%
-------------------------------------------------------------------------------------------

The Company anticipates that international customers will continue to account for the majority of product sales for the foreseeable future.

MARKETING, SALES AND CUSTOMER SUPPORT

The Company markets its products through trade shows, on-going customer communications, promotional material, direct mail and advertising. In addition, the Company's customer service and applications engineering personnel provide support to customers and gather information on current product performance and future product requirements. Sales of the Company's solar cells and modules are primarily handled by an internal sales force based in the Company's offices in Newark, Delaware. In. 1998, the Company established a sales office in California to assist the development of the residential on-grid system market. California was selected as the site for this office due to state programs supporting such systems.

MANUFACTURING AND RESEARCH FACILITIES

The Company's research and development and certain manufacturing facilities are currently located at its Newark, Delaware headquarters. The recycled wafer solar cell line is located at this facility. The Company's module manufacturing operation and the Silicon-Film(TM) production line have been located in its second manufacturing facility since the second quarter of 1998. The manufacturing facilities include a full complement of equipment for solar cell and module manufacturing and are continually upgraded to improve capacity and product quality. Included in both facilities are equipment to condition wafers by mechanical and chemical means, tube furnaces for diffusion, equipment for effecting junction edge-isolation, continuous process screen-printing and firing equipment for applying electrical contacts to solar cells, coating deposition equipment for applying anti-reflection coatings on solar cells, and a solar cell tester. The Company's second facility contains tabbing/stringing, lamination and test equipment for assembling modules.

Initial production from the new plant began in the second quarter of 1998 and is expected to reach capacity in 1999. The Company plans additional major capacity expansion in 2001 to accommodate increases in sales of Silicon-Film(TM) product anticipated in future years. The Company anticipates that its new plants will be in the immediate area of its existing Newark, Delaware location.

The research and development portion of the Newark, Delaware facility is equipped with standard semiconductor device development, fabrication and evaluation equipment, including wafer polishing facilities; seven liquid phase epitaxial growth systems for silicon and III-V compounds; tube furnaces for diffusion, oxidation, alloying, and heat treatment; photolithography equipment, vacuum (thermal, e-beam, and magnetron sputtering) deposition for metals and antireflection coatings; plating baths for obtaining low resistance contacts; and standard process evaluation equipment including a scanning electron microscope with energy dispersive spectroscopy capability. The wafer production pilot line facility includes high volume wafer production equipment that is being operated for pilot production of Silicon-Film(TM) wafers and associated equipment for handling and sizing of wafers before they are transferred to solar cell manufacturing.

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

CORNING INCORPORATED. In August 1997, the Company and Corning entered into agreements under which the Company borrowed $5.0 million and which provided that Corning would provide research, development, engineering and manufacturing assistance to the Company for a three year period. The two companies were to work jointly to accelerate the implementation and ramp-up of the new manufacturing facility for the Company to produce photovoltaic solar cells and modules based on the Company's Silicon-Film(TM) technology.

The $5.0 million borrowed from Corning was to be used towards the engineering, design, lease, and construction of facilities and purchase of equipment and related tooling or working capital devoted to the manufacture of products derived from the Company's Silicon-Film(TM) technology. As part of the research, development, engineering, and manufacturing assistance agreement, Corning was granted options to purchase 119,000 shares of the Company's Common Stock for future consulting services.

Corning's investment in AstroPower was part of a strategic investment by Corning involving several companies in the energy generation and storage fields.
Corning subsequently decided to discontinue the energy program, providing AstroPower with an opportunity to prepay the loan. Corning advised AstroPower that its action was based entirely on Corning's desire to focus on its core operations and did not reflect in any way on AstroPower's proprietary Silicon-Film(TM) technology, which Corning said consistently met or exceeded its expected performance. Corning provided the Company with valuable advice and assistance during the planning and fit-up stages of the new factory.

On October 9, 1998 the Company repaid the four-year note. The repayment terminated Corning's right to convert the note into approximately
1,111,111 shares of AstroPower Common Stock and also terminated other agreements relating to new technology, certain first offer rights to provide equity financing for the Company and with respect to any sale or merger of the Company or sale or licensing of its technology or assets.



In connection with the repayment, the options to purchase 119,000 shares of the Company's Common Stock were cancelled.

GPU INTERNATIONAL. In July 1997, the Company and GPU International, Inc. ("GPUI") concluded an agreement to form a 50/50 joint venture named GPU Solar to develop, manufacture, and test market grid-connected residential rooftop PV systems for the U.S. market using the Company's solar electric power modules. GPUI is an unregulated subsidiary of General Public Utilities ("GPU"), a major New Jersey based electric utility company and one of the top 10 independent power developers world-wide. During the first year of operation, GPU Solar installed 25 pilot systems (approximately 100 kW total) in several locations around the country. All of these systems utilized the Company's large area Silicon-Film(TM) panels. The Company believes that GPU's expertise involving electrical system design and installation will help facilitate the development of high reliability, low cost PV products appropriate for use in typical U.S. residences, and that GPUI's power marketing experience and credibility will help GPU Solar develop its strategy for this rapidly growing market segment.

COMPETITION

The market for solar electric power components and systems is intensely competitive. The Company believes that this market will continue to be intensely competitive, particularly if products with significant cost and performance advances are developed. The Company also believes that while a single technology (crystalline silicon) has been dominant throughout the industry's approximately 20 year history, this market will be characterized by future technological change.

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

There are a variety of competing technologies currently under active development by a large number of organizations. These technologies include amorphous silicon, cadmium telluride and copper indium diselenide, as well as advanced concepts for both bulk (ingot based) and thin film crystalline silicon. Any of these competing technologies could theoretically achieve manufacturing costs per watt lower than the Silicon-Film(TM) technology developed by the Company.

The Company believes that the principal competitive factors in the market for solar electric power components are the following: price per watt; long term stability and reliability, product performance (primarily conversion efficiency); ease of handling/installation; product quality; and reputation.

CONTRACT RESEARCH AND DEVELOPMENT

The Company selectively pursues contract research programs funded by third parties to help support the development of new technical capabilities and products. These programs have been selected to complement and enhance the Company's long-term development strategy under conditions that permit the Company to retain the technology it develops. Substantial third-party funding has been received from various agencies of the U.S. government. Total sums expended for research, development and manufacturing engineering in the years ended December 31, 1996, 1997 and 1998 were $3.3 million, $3.5 million, and $3.7 million respectively. Of those amounts, approximately $2.6 million, $2.5 million and $2.3 million respectively, were externally funded and are a component of contract revenue and approximately $775,000, $1.0 million and $1.4 million respectively were internally funded expenditures by the Company.

The Company's research and development effort is divided into two areas:
Advanced Silicon-Film(TM) Solar Cell Products and Advanced Optoelectronic Products.

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

The designs of future generation Silicon-Film(TM) products are characterized by thin (less than 150 micrometer) layers of crystalline silicon on a low-cost substrate and incorporate various other materials to enhance the current- and power-generating efficiency of the solar cells. These advanced solar cells are expected to result in materials and manufacturing cost reductions on a per watt basis relative to the Silicon-Film(TM) products presently manufactured by the Company. The Company is also developing new design for solar modules using its advanced solar cell technology which incorporate thin solar cells and new interconnection methods. New designs will enable lower cost modules, which the Company believes will lead to new portable solar power applications.

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

PATENTS AND PROPRIETARY TECHNOLOGY

The Company's policy is to protect its technologies by filing patent applications with respect to technology considered important to business development. The Company also relies upon unpatented know-how, continuing technological innovation and the pursuit of licensing opportunities in order to develop and maintain its competitive position. The Company has been awarded eleven U.S. patents in the field of photovoltaics and had four patents pending as of December 31, 1998. Seven of the eleven U.S. patents that have been issued and three of the four patents that are pending relate to the Silicon-Film(TM) product design and manufacturing process. Of the remaining four patents that have been issued, three protect the design of high performance solar cells using compound semiconductors, and one protects the design of an optical sensor using a compound semiconductor that provides for sensor operation at temperatures much higher than can be employed with conventional elemental materials. The remaining pending patent covers the utilization of a unique device design and process for manufacture that enhances the optical efficiency of opto-electronic devices.

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

BACKLOG

Backlog for the Company's products as of December 31, 1998 totaled $12.4 million. Backlog for the Company's research contracts as of December 31, 1998 totaled $3.6 million. Backlog for products consists of purchase orders for which a customer has scheduled delivery within the next 12 months. Orders included in the backlog may be canceled or rescheduled by customers without significant penalty. Backlog for government contracts consists of signed, open contracts only. Backlog as of any particular date should not be relied upon as indicative of the Company's net revenues for any future period.

EMPLOYEES

As of March 19, 1999, the Company had 276 full time employees, of whom 37 were engaged in research and development, 212 in manufacturing, 8 in sales and marketing and 19 in administration. None of the Company's employees are covered by collective bargaining agreements. The Company has experienced no work stoppages and believes that its employee relations are good.

Twelve of the Company's management and professional employees have advanced degrees in engineering and science, including six Ph.D.s. To date, the Company has been able to attract the scientific, engineering, technical and other personnel required by its business. Such experienced professionals are in demand and the Company must compete for their services with other organizations which may be able to offer more favorable salary and benefits. Historically, turnover among technical and professional employees has been low.

ITEM 2.  PROPERTIES

From July 1991 through January 1998, all of the Company's administrative, research and manufacturing facilities have been located in a 40,000 square foot, one-story building built by and leased from University of Delaware, Newark Delaware. The term of the lease is 20 years with an option by the Company to cancel at the end of nine years (July 2000). The annual cash rental payment for 1998 was $209,200 and increases approximately 6% each year. See "Note 5 of Notes to Financial Statements."

In January 1998, the Company entered into a lease with Liberty Property Limited Partnership for a 60,300 square foot facility to house its 9 MW plant. This facility is part of a 130,000 square foot one-story building located in Newark, Delaware, which is approximately six miles from the Company's present facility. The term of the lease was 10 years with two five year renewal options. In January 1999, the Company entered into an agreement for an additional 20,000 square feet in this facility. The commencement date for the amended lease is May 1, 1999. The existing lease for this facility will be extended by one year to become coterminous with the new lease.

The annual rental payment for the first year of the amended lease for 80,300 square feet is $381,900 and increases an average of approximately 2% each year thereafter. In addition, the Company is responsible for its share of annual operating expenses of the building presently estimated at $82,800. The lease also provides for rights of first refusal for the Company to lease additional space in the building if it becomes available, and to purchase the entire building if the owner decides to sell it.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any litigation and is not aware of any pending or threatened litigation against the Company that could have a material adverse affect upon the Company's business, operating results or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS


The Company made an initial public offering of its Common Stock on February 12, 1998 and trading on the Nasdaq National Market commenced on February 13, 1998 under the symbol "APWR".

The following table sets forth for the periods indicated the high and low bid prices for the Company's Common Stock as reported by the Nasdaq National Market.

                                                 HIGH BID   LOW BID
                                                 --------   -------
1998
     First Quarter (from February 13, 1998)       $10.625    $6.000
     Second Quarter                               $10.250    $7.625
     Third Quarter                                $ 9.750    $6.125
     Fourth Quarter                               $ 9.625    $5.875

1999
     First Quarter (through March 19, 1999)       $14.125    $8.500

As of March 19, 1999, there were approximately 312 shareholders of record.

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

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data presented below as of December 31, 1996, 1997 and 1998 and for each of the three years in the period ended December 31, 1998 have been derived from the audited Financial Statements of the Company included elsewhere in this Form 10-K. The selected financial data as of December 31, 1994 and 1995 and for each of the two years in the period ended December 31, 1995 are derived from audited financial statements not included herein. The information set forth below should be read in conjunction with the Company's Financial Statements and the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                                                    YEAR ENDED DECEMBER 31,
                                                                             (in thousands, except per share data)
                                                             ------------------------------------------------------------------
                                                                 1994          1995          1996          1997          1998
                                                             ------------   ----------     ---------     ---------    ---------
STATEMENT OF OPERATIONS DATA:
REVENUES
  Product sales.........................................       $ 3,434       $ 5,356       $ 6,237       $13,095       $20,206
  Research contracts....................................         3,676         4,589         4,346         3,512         2,953
                                                               -------       -------       -------       -------       -------
    Total revenues......................................         7,110         9,945        10,583        16,607        23,159
COST OF REVENUE:
  Cost of product sales.................................         2,954         4,483         6,896         9,311        14,942
  Cost of research contracts............................         2,299         3,029         2,580         2,540         2,297
                                                               -------       -------       -------       -------       -------
    Total cost of revenues..............................         5,253         7,512         9,476        11,851        17,239
                                                               -------       -------       -------       -------       -------
    Gross profit........................................         1,857         2,433         1,107         4,756         5,920
OPERATING EXPENSES:
  Product development costs.............................           220           314           776         1,007         1,392
  General and administrative expenses ..................         1,172         1,469         1,859         1,972         2,496
  Selling expenses......................................           377           444           660           854           951
                                                               -------       -------       -------       -------       -------
    Operating income (loss).............................            88           206        (2,188)          923         1,081
OTHER EXPENSE (INCOME):
  Interest expense......................................            42           115           169           369           252
  Other expense (income)................................            29            (7)            6          (118)         (598)
                                                               -------       -------       -------       -------       -------
    Income (loss) before income taxes                               17            98        (2,363)          672          1427
INCOME TAX EXPENSE (BENEFIT)............................             -             -             -            20          (985)
                                                               -------       -------       -------       -------       -------
  Net income (loss).....................................       $    17       $    98       $(2,363)      $   652         2,412
                                                               =======       =======       =======       =======       =======
Net income (loss) per share:
  Basic.................................................         $0.01         $0.03        $(0.64)        $0.18         $0.30
  Diluted...............................................         $0.01         $0.02        $(0.64)        $0.13         $0.28

Number of shares used in net income (loss)
  per share calculation:
  Basic.................................................         3,673         3,697         3,700         3,710         7,956
  Diluted...............................................         5,356         5,362         3,700         6,220         9,572


                                                                                           December 31,
                                                             ------------------------------------------------------------------
                                                                 1994          1995          1996          1997          1998
BALANCE SHEET DATA:                                          ------------   ----------     ---------     ---------    ---------
Working capital (deficiency)............................       $ 1,309       $ 1,420       $  (970)      $ 5,608        14,839
Total assets............................................         7,148         8,615         7,887        15,115        28,366
Short-term debt.........................................           264           812           955           316             -
Long-term debt..........................................           250           651           528          6277             -
Total liabilities.......................................         2,657         3,894         4,948        11,356         5,103
Redeemable Convertible Preferred Stock..................         5,798         5,798         5,798         5,798             -
Total stockholders' equity (deficit)....................        (1,308)       (1,077)       (2,860)       (2,039)       23,263

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

 The Company was founded in 1989 as a successor to a business that was organized in 1983 to develop thin crystalline silicon photovoltaic and related optoelectronic technology. Initial revenue came from contract research performed primarily for the United States government. The Company commenced commercial solar cell manufacturing operations in 1988 with wafers purchased from third parties. Since then the commercial portion of the business has grown steadily, accounting for 87% of total revenue for the year ended December 31, 1998.

 The Company has received significant assistance in its transition from primarily a contract research organization to a commercial manufacturer of solar cells and modules. Such assistance originated from the U.S. Department of Energy in the form of cost-sharing contracts designed to assist the Company in expanding its manufacturing capabilities and in reducing its manufacturing costs.

 The Company currently generates product revenues from the sale of solar cells, modules and panels. Although the Company's future plans contain significant revenues from its Silicon-Film(TM) manufacturing and sales, the predominant source of its product revenues to date has been recycled wafer products.
Product sales are recognized upon shipment. Solar cell prices and manufacturing costs vary depending upon supply and demand in the market for solar cells and modules and the costs of raw materials, particularly reclaimed silicon wafers, order size, yields, the costs of raw materials, particularly reclaimed silicon wafers recycled from the semiconductor industry and other factors. In addition, the Company also earns revenue from contracts with various federal governmental agencies to conduct research on advanced Silicon-Film(TM) products as well as optoelectronic devices. Generally, these contracts last from six months to three years. The Company recognizes research contract revenue at the time costs benefiting the contracts are incurred, which approximates the percentage of completion method.

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

 For the year ended December 31, 1998, 78% of the Company's product revenues were generated by sales to customers located outside of the United States. The Company believes that international sales will continue to account for a significant portion of its product sales for the foreseeable future. Current sales are denominated in U.S. dollars and foreign exchange rate fluctuations have not had an impact on the Company's results of operations.

 Substantially all of the Company's revenues from government contracts are subject to audit under various federal statutes. Although the Company has received final written acceptance of its overhead rates through 1993, it has been advised that the Defense Contract Audit Agency is disputing certain elements of those submissions as well as those overhead rates for 1994 and 1995. The dispute is centered on the effect of the Company's manufacturing operations on its government contract overhead rates during the years of transition from a contract research and development organization to commercial manufacturing. The overhead rates for 1996 have been submitted, but have not yet been audited.
This dispute does not affect the Company's overhead rates for 1997 and 1998, inasmuch as the Company revised its methodology for determining overhead rates. It is management's opinion that adjustments to revenue, if any, will not have a material adverse effect on the Company's business and financial condition, but may impact future results of operations.

 On February 12, 1998, the Company made an initial public offering of its Common Stock pursuant to which it sold 3,105,000 shares at $6.00 per share, resulting in proceeds to the Company of approximately $16.7 million after deducting underwriting discounts and commissions and offering costs paid by the Company.

 The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:


                                                                YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------------
                                                    1996               1997               1998
                                                 -----------       ------------       ------------
Revenues:
  Product sales..............................       58.9%              78.9%              87.2%
  Research contracts.........................       41.1               21.1               12.8
                                                   -----              -----              -----
    Total revenues...........................      100.0              100.0              100.0
                                                   -----              -----              -----

Cost of revenues:
  Product sales..............................       65.1               56.1               64.5
  Research contracts.........................       24.4               15.3                9.9
                                                   -----              -----              -----
    Total cost of revenues...................       89.5               71.4               74.4
                                                   -----              -----              -----
Gross profit.................................       10.5               28.6               25.6

Product development expenses.................        7.3                6.1                6.0
General and administrative expenses..........       17.7               11.9               10.8
Selling expenses.............................        6.2                5.1                4.1
                                                   -----              -----              -----
Income (loss) from operations................      (20.7)               5.5                4.7
Other expense (income).......................        1.6                1.5               (1.5)
                                                   -----              -----              -----
Net income (loss) before income taxes........      (22.3)               4.0                6.2
Income tax expense (benefit).................          -                0.1               (4.3)
                                                   -----              -----              -----
Net income (loss)............................      (22.3)%              3.9%              10.5%
                                                   =====              =====              =====

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1998 AND 1997

Revenues. Total revenues for the year ended December 31, 1998 were $23.2 million, an increase of $6.6 million, or 39.5%, from $16.6 million for the year ended December 31, 1997. Product sales for the year ended December 31, 1998 were $20.2 million, an increase of $7.1 million, or 54.3%, from $13.1 million for the year ended December 31, 1997. The increase in product sales was attributable to increased levels of production from the addition of a second manufacturing facility in the first half of 1998 as well as improvements in manufacturing technology and manufacturing productivity, allowing the Company to satisfy a greater percentage of backlog orders. Research contract revenue for the year ended December 31, 1998 was $3.0 million, a decline of $559,000, or 15.9%, from $3.5 million for the year ended December 31, 1997. The decline in research contract revenue, which was expected, was primarily attributable to continued reduction of the Company's contract overhead rates as a result of the ongoing transformation from a government contractor to a manufacturing company.

Gross Profit. Gross profit for the year ended December 31, 1998 was $5.9 million, an increase of $1.2 million, or 24.5% from $4.8 million for the year ended December 31, 1997. Gross profit on product revenues for the year ended December 31, 1998 was $5.3 million, an increase of $1.5 million from $3.8 million for the year ended December 31, 1997. Gross profit margin on product revenues for the year ended December 31, 1998 was 26.1%, as compared to 28.9% for the year ended December 31, 1997. The change in product gross margin was affected by the Company's expansion into a second manufacturing facility.
During the first half of 1998, the Company incurred start-up costs such as the hiring and training of new employees and facility operating costs, but generated little revenue to offset such costs. In the second half of 1998, the quantities of product manufacturing increased and generated revenues, but the gross margins remained below those of the Company's other manufacturing facility. The Company expects further improvement in the product gross margins in 1999 as the production levels in the 9 MW facility continue to increase. Product gross margins in the fourth quarter were also affected by disruptions to the manufacturing process caused by the installation of new manufacturing equipment, the qualification of new vendors and the large numbers of new employees required to be hired and trained. These issues are expected to continue to negatively affect the Company's financial results for the first half of 1999.

Gross profit on research contract revenues for the year ended December 31, 1998 was $656,000, a decrease of $316,000, or 32.5%, from $972,000 for the year ended December 31, 1997. Gross profit margin on research contracts revenue for the year ended December 31, 1998 was 22.2% as compared to 27.7% for the year ended December 31, 1997. The decrease in gross profit and gross profit margin was attributable to a reduction in the Company's contract overhead rates as a result of the ongoing transition to a manufacturing company, which reduces the amount of overhead expenses that were previously allocated and billed to government contracts.

Product Development Expenses. Product development expenses for the year ended December 31, 1998 were $1.4 million, an increase of $385,000, or 38.3%, from $1.0 million for the year ended December 31, 1997. The increase in product development expenses was attributable to increased levels of engineering and manufacturing support dedicated to the development of the Silicon-Film(TM) production process.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 1998 were $2.5 million, an increase of $524,000 or 26.6% from $2.0 million in 1997. The increase was due to increased salary expense due to additional positions to support the Company's growth, costs of being a public company (legal and accounting fees, liability insurance, printing, shareholders communications) offset by a lower level of employee bonuses.

Selling Expenses. Selling expenses for the year ended December 31, 1998 were $951,000, an increase of $97,000, or 11.4%, from $854,000 for the year ended December 31, 1997. The increase in selling expenses was attributable to increased salary, advertising and travel expenses offset by the elimination of sales commissions paid to third parties.

Interest Expense. Interest expense for the year ended December 31, 1998 was $252,000, a decrease of $117,000, or 31.7% from $369,000 for the year ended December 31, 1997. The decline in interest expense was attributable to a reduction in the Company's level of indebtedness, including the repayment of bank debt in March 1998 and the repayment of the $5.0 million convertible promissory note in October 1998.

Interest Income. Interest income for the year ended December 31, 1998 was $599,000 as compared with interest income of $114,000 for the year ended December 31, 1997. The increase was attributable to increased cash balances and related levels of interest income as a result of the proceeds of the Company's initial public offering.

Income Taxes. An income tax benefit of $985,000 was recorded for the year ended December 31, 1998 as compared with $20,000 of expense for the year ended December 31, 1997. The 1998 benefit represents the change in the valuation allowance pertaining to the Company's net operating loss carry forwards. The 1997 expense represents the Company's Alternative Minimun Tax Liability.

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

Gross profit on research contract revenues for the year ended December 31, 1997 was $972,000, a decrease of $794,000, or 44.1%, from $1.8 million for the year ended December 31, 1996. Gross profit margin on research contracts revenue for the year ended December 31, 1997 was 27.7% as compared to 40.6% for the year ended December 31, 1996. The decrease in gross profit and gross profit margin was attributable to a reduction in the Company's contract overhead rates as a result of the ongoing transition to a manufacturing company, which reduces the amount of overhead expenses that were previously allocated to government contracts.

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

Other Income. Other income for the year ended December 31, 1997 was $118,000, as compared with expense of $6,000 for the year ended December 31, 1996. The increase in other income was attributable to increased interest income and corresponding cash balances as a result of the convertible note issued to Corning.

Income Taxes. Income tax expense for the year ended December 31, 1997 was $20,000 as compared with $0 for the year ended December 31, 1996. The 1997 expense represents the Company's Alternative Minimum Tax liability.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $14.8 million, and $5.6 million, as of December 31, 1998 and 1997, respectively. The Company had cash and cash equivalents of $6.5 million and $4.9 million for the same respective periods.

Net cash provided by (used in) operating activities was ($3.1 million), $590,000 and $367,000 for the years ended December 31, 1998, 1997, and 1996 respectively. The net cash from operating activities represents primarily the cash flows from income (loss) plus depreciation partially offset by changes in working capital. The fluctuations in cash provided by or used in operations is due primarily to changes in accounts receivable, accounts payable, inventories and net income (loss).

Net cash used in investing activities was $5.5 million, $894,000 and $970,000 for the years ended December 31, 1998, 1997 and 1996 respectively, all of which represented expenditures for capital equipment. The increase in expenditures during 1998 was primarily due to the outfitting of the second manufacturing facility. As of December 31, 1998, the Company's outstanding commitments for capital expenditures aggregated $464,000.

Net cash provided by financing activities was $10.2 million, $5.2 million and $599,000 for the years ended December 31, 1998, 1997 and 1996, respectively. In February 1998, the Company made an initial public offering of its common stock, pursuant to which it sold 3,105,000 shares at $6.00 per share, resulting in net proceeds to the Company of approximately $16.7 million after deducting underwriting discounts and commissions and offering costs paid by the Company. In August 1997, the Company issued a convertible note for $5 million to Corning. On October 9, 1998 the Company repaid the $5 million convertible promissory note. As part of this transaction, related research and development and security agreements were terminated. Options to purchase 119,000 shares of the Company's common stock were cancelled and rights of first refusal with respect to financing, merger, licensing, and sales of assets were terminated.

Approximately $4.3 million of the amount advanced by Corning was used towards the funding of the Company's new manufacturing facility, including plant, equipment and working capital. The cash provided by financing activities for the year ended December 31, 1996 represented private placements of securities and bank debt.

In April 1997, the Company received an advance payment from a customer for $1 million, as part of a $5 million supply agreement for the delivery of products through the end of 1998. This amount was fully credited to the customer against shipments during the term of the agreement.

During 1998 the Company entered into an agreement with a financial institution for a $1 million line of credit secured by accounts receivable and bearing interest at the prime rate. In addition, the Company has established a $3 million revolving credit facility with the same financial institution that bears interest at the prime rate and will be secured by accounts receivable, inventory, and machinery and equipment. These facilities expire in September 2001, and there were no borrowings against these facilities at December 31, 1998.

The Company believes that cash generated from operations, its current cash balance, and the funds available under its bank borrowings, will be sufficient to satisfy the Company's projected working capital and planned capital expenditures for the next 18 months.


INCOME TAXES

Net operating loss carryforwards (NOL's) totaling approximately $4.1 million are available through 2012 to reduce federal and state taxable income as of December 31, 1998. During 1998 the Company made the determination that it is more likely than not that the tax benefit of the NOL will be realized and accordingly eliminated the valuation allowance for financial reporting purposes.

EFFECTS OF INFLATION AND EXCHANGE RATES

The Company has not been materially affected by inflation or changes in foreign exchange rates. However, there can be no assurance that the Company's business will not be affected by inflation or foreign exchange rates in the future.

YEAR 2000

The Company's current data processing systems and certain embedded processing systems are not year 2000 compliant. The Company has developed and is currently executing a comprehensive risk-based plan designed to make its computer systems, those certain embedded processing systems, applications and facilities Year 2000 ready. The plan covers four stages including (i) inventory (ii) assessment,
(iii) remediation, and (iv) testing and certification. At year end 1997, the Company had substantially completed the inventory stage for its Company-owned systems and applications. The assessment and remediation processes are currently underway and the Company is utilizing both internal and external resources to reprogram, or replace where necessary, and test the software for Year 2000 modifications. The remediation process is targeted to be largely completed by June 30, 1999. Testing and certification of these systems and applications are targeted for completion by September 30, 1999.

The Company's ongoing transformation from a government research and development organization to a manufacturing company has necessitated system enhancements to accommodate this growth. The Company is therefore addressing the Year 2000 issue through these planned system augmentations. Total Year 2000 costs for the Company-owned systems and applications were approximately $250,000 in 1998 and currently estimated to be approximately $250,000 in 1999, which are expected to be funded through operating cash flows. A majority of these costs are currently believed to be incremental costs that will not recur in the Year 2000 or thereafter.

The Company is initiating communications with its critical third party relationships to determine the extent to which the Company may be vulnerable to such parties' failure to resolve their own Year 2000 issues. Where practicable, the Company will assess and attempt to mitigate its risks with respect to the failure of these entities to be Year 2000 ready through the development of appropriate contingency plans. The effect, if any, on the Company's results of operations from the failure of such parties to be Year 2000 ready, is not presently reasonably estimable.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has adopted this Statement effective January 1, 1998 and has no components of other comprehensive income to report.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). This Statement established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas and major customers. The Company adopted this statement on January 1, 1998, as required. The adoption of this Statement did not affect results of operations, financial conditions or long-term liquidity.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company intends to adopt this statement in its 1999 Annual Report as required. The adoption of SOP 98-1 will not have a material impact on The Company's results of operations or financial condition.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company plans to adopt this statement in 2000 as required. As of December 31, 1998, the Company had no derivative instruments or hedging activities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and the Independent Auditors' Report thereon are listed under Item 14(a)(1) of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                    PART III

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Note: The information pursuant to items 10, 11, 12 and 13 is omitted from this report (in accordance with Federal Instruction G for Form 10-K), since the Company is filing with the Commission (by no later than April 30, 1999), a definitive proxy statement pursuant to Regulation 14A, which involves the election of directors at the annual shareholders' meeting of the Company, expected to be held on June 16, 1999.

                                    PART IV

   ITEM 14.  EXHIBITS FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM 8-K

(a) 1. Financial Statements

       -  Independent Auditors' Report
       -  Balance Sheets - December 31, 1998 and 1997
       -  Statements of Operations - Years Ended December 31, 1998, 1997, and
          1996.
       -  Statements of Stockholders' Equity (Deficit) - Years ended
          December 31, 1998, 1997 and 1996.
       -  Statements of Cash Flows - Years ended December 31, 1998, 1997 and
          1996.
       -  Notes to Financial Statements

    2. Financial Schedules attached hereto are as follows:

       -  Independent Auditors' Report
       -  Schedule II - Valuation and Qualifying Accounts.
       - Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

    3. Exhibits

       Unless otherwise noted, the following exhibits are incorporated by reference to the Registration Statement (No. 333-42591) on Form S-1 filed on December 18, 1997, the Registration Statement (No. 333-63021) on Form S-8 filed on September 8, 1998 and the Registration Statement (No. 333-68961) on Form S-8 filed on December 15, 1998.


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

      10.18 Promissory Note between the Company and Corning Inc. dated August 19, 1997.

      10.19 Research and Development Umbrella Agreement between the Company and Corning Inc. dated August 19, 1997.

      10.20  Promissory note to Astrosystems, Inc.

      10.21 Lease for premises at 231 Lake Drive, Newark, Delaware dated January 16, 1998 between the Company and Liberty Property Limited Partnership.

      23     Consent of KPMG LLP.*

      27.1   Financial Data Schedule.*

             * Filed herewith

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        AstroPower, Inc.

Date:  March 31, 1999                   By: /s/Allen M. Barnett
    -----------------                      ---------------------------------
                                            Allen M. Barnett
                                            Chief Executive Officer,
                                            President and Director


Date:  March 31, 1999                   By: /s/Thomas J. Stiner
    -----------------                      ----------------------------------
                                            Thomas J. Stiner
                                            Vice President,
                                            Principal Financial Officer
                                            and Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 1999.


     /s/Allen M. Barnett                       /s/Gilbert Steinberg
--------------------------  Director      ---------------------------  Director
     Allen M. Barnett                          Gilbert Steinberg

   /s/George S. Reichenbach                    /s/Clare E. Nordquist
--------------------------  Director      ---------------------------  Director
   George S. Reichenbach                       Clare E. Nordquist

    /s/George W. Roland                       /s/Charles R. Schaller
--------------------------  Director      ---------------------------  Director
    George W. Roland                          Charles R. Schaller

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
AstroPower, Inc.


  We have audited the accompanying balance sheets of AstroPower, Inc. as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AstroPower, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                        /s/ KPMG LLP

Wilmington, DE

February 22, 1999

                               ASTROPOWER, INC.

                                BALANCE SHEETS

                                                                                        December 31,
                                                                            --------------------------------
                                 ASSETS                                           1998             1997
                                --------                                    ---------------  ---------------
CURRENT ASSETS:
   Cash and cash equivalents (including restricted cash of
        $4,788,519 at December 31, 1997).................................  $      6,545,095       4,908,177
   Accounts receivable:
      Trade, net of allowance for doubtful accounts of
        $70,695 in 1998 and $72,962 in 1997..............................         6,531,144       3,326,200
      Employee Receivables...............................................            84,121          10,191
      Other, including amounts due from stockholder......................            32,113          25,681
   Inventories...........................................................         3,596,676       1,602,321
   Prepaid expenses......................................................           159,948         350,471
   Deferred tax asset....................................................         1,796,338              -
                                                                            ---------------  ---------------
             Total current assets........................................        18,745,435      10,223,041
PROPERTY AND EQUIPMENT:
   Machinery and equipment...............................................        10,448,628       6,856,031
   Furniture and fixtures................................................           334,186         152,617
   Leasehold improvements................................................           917,698         205,298
   Construction in progress..............................................         1,575,163         536,370
                                                                            ---------------  ---------------
                                                                                 13,275,675       7,750,316
   Less accumulated depreciation and amortization........................        (3,654,796)     (2,858,195)
                                                                            ---------------  ---------------
                                                                                  9,620,879       4,892,121
                                                                            ---------------  ---------------
             Total assets................................................    $   28,366,314      15,115,162
                                                                             ==============   ==============

                               ASTROPOWER, INC.

                                BALANCE SHEETS


                                                                   December 31,
                                                             -----------------------
   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               1998        1997
-----------------------------------------------------        ----------- -----------
CURRENT LIABILITIES:
     Accounts payable....................................    $2,629,068    2,314,495
     Note payable - stockholder..........................             -       58,000
     Note payable - bank.................................             -      203,357
     Current maturities of long-term debt................             -       55,000
     Accrued payroll and payroll taxes (includes
      $185,910 in 1998 and $185,161 in 1997 due to the
      Company's President and Chief Executive Officer)...       963,243      978,256
     Accrued expenses....................................       313,640      394,564
     Advance from customer...............................             -      610,891
                                                             ----------  -----------
              Total current liabilities..................     3,905,951    4,614,563
OTHER LIABILITIES:
     Long-term debt, excluding current maturities........             -    6,277,174
     Deferred tax liability..............................       801,452            -
     Deferred compensation and other (including amounts
      due to officers and a stockholder).................       396,027      463,900
                                                             ----------  -----------
                                                              1,197,479    6,741,074
                                                             ----------  -----------
              Total liabilities..........................     5,103,430   11,355,637
                                                             ----------  -----------
REDEEMABLE CONVERTIBLE PREFERRED STOCK:
     Series A Convertible Preferred Stock, 1,331,250
      shares authorized in 1997; 1,309,626 shares issued
      and outstanding in 1997, $.01 per share par value,
      liquidation preference of $8,808,188,
      redeemable, 8% dividend rate, non-cumulative.......             -    5,798,725
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT):
     Series B Convertible Preferred Stock, 750,000 shares
      authorized in 1997; 336,409 issued and outstanding
      in 1997, $.01 per share par value, 8% dividend rate,
      non-cumulative.....................................             -        3,364
     Common Stock, 25,000,000 shares authorized;
      8,572,455 in 1998 and 3,769,772 in 1997 shares
      issued and outstanding, $.01 per share par value...        85,725       37,698
     Additional paid-in capital..........................    25,956,474    3,288,017
     Note receivable.....................................             -      (79,125)
     Unearned compensation...............................      (245,718)    (343,743)
     Accumulated deficit.................................    (2,533,597)  (4,945,411)
                                                            -----------  -----------
            Total stockholders' equity (deficit).........    23,262,884   (2,039,200)
                                                            -----------  -----------
            Total liabilities and stockholders'
              equity (deficit)...........................   $28,366,314   15,115,162
                                                            ===========  ===========

                See accompanying notes to financial statements

                               ASTROPOWER, INC.

                           STATEMENTS OF OPERATIONS


                                                                   Year Ended December 31,
                                                         -----------------------------------------
                                                             1998          1997          1996
                                                         ------------- ------------  -------------
REVENUES:
        Product sales................................     $20,205,913    13,094,871    6,237,349
        Research contracts...........................       2,953,196     3,511,898    4,346,118
                                                          -----------    ----------   ----------
                 Total revenues......................      23,159,109    16,606,769   10,583,467
COST OF REVENUES:
        Product sales................................      14,942,121     9,311,140    6,896,109
        Research contracts...........................       2,296,895     2,539,915    2,579,994
                                                          -----------    ----------  -----------
                 Total cost of revenues..............      17,239,016    11,851,055    9,476,103
                                                          -----------    ----------  -----------
                 Gross profit........................       5,920,093     4,755,714    1,107,364
OPERATING EXPENSES:
        Product development expenses.................       1,392,251     1,006,979      775,963
        General and administrative expenses..........       2,495,838     1,972,144    1,858,862
        Selling expenses.............................         951,249       853,812      660,468
                                                          -----------    ----------  -----------
                 Income (loss) from operations.......       1,080,755       922,779   (2,187,929)
OTHER EXPENSE (INCOME):
        Interest expense.............................         252,200       369,233      168,782
        Interest income..............................        (598,624)     (113,730)      (5,685)
        Other expense (income).......................              (3)       (4,550)      11,959
                                                          ------------    ----------  ----------
                 Total other expense (income)........        (346,427)      250,953      175,056
NET INCOME (LOSS) BEFORE INCOME
   TAXES.............................................       1,427,184       671,826   (2,362,985)
INCOME TAX EXPENSE (BENEFIT).........................        (984,632)       20,000            0
                                                          ------------    ---------  -----------
NET INCOME (LOSS)....................................     $ 2,411,814       651,826   (2,362,985)
                                                          ===========    ==========  ===========
NET INCOME (LOSS) DATA:
        Net income (loss) per share - basic..........     $      0.30          0.18        (0.64)
                                                          ===========    ==========  ===========
        Net income (loss) per share - diluted........     $      0.28          0.13        (0.64)
                                                          ===========    ==========  ===========
        Weighted average shares
            outstanding - basic......................       7,956,221     3,710,258    3,699,702
                                                          ===========    ==========  ===========
        Weighted average shares
            outstanding - diluted....................       9,572,194     6,220,161    3,699,702
                                                          ===========    ==========  ===========

                See accompanying notes to financial statements.

                               ASTROPOWER, INC.

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                   Preferred Stock          Common Stock            Additional
                                                ----------------------   ---------------------        Paid-in       Note
                                                  Shares      Amount      Shares       Amount         Capital    Receivable
                                                ----------   ---------   ----------  ---------     ------------  -----------
BALANCE, JANUARY 1, 1996......................     252,001   $ 2,520      3,697,632   $ 36,977      $2,117,529            -
   Issuance of Series B Convertible
     Preferred Stock, net of issuance costs...      76,908       769              -          -         574,736             -
   Common Stock issued........................           -         -          4,143         41           5,131             -
   Net loss...................................           -         -              -          -               -             -
                                                   -------   -------      ---------   --------     -----------       -------
BALANCE, DECEMBER 31, 1996....................     328,909     3,289      3,701,775     37,018       2,697,396             -
   Issuance of Series B Convertible
       Preferred Stock........................      11,250       112              -          -          89,888             -
   Purchase and retirement of Series B........                                                                             -
   Convertible Preferred Stock................      (3,750)      (37)             -          -         (29,963)            -
   Common Stock issued........................           -         -         67,997        680         113,471       (79,125)
   Stock options granted......................           -         -              -          -         417,225             -
   Amortization of unearned compensation......           -         -              -          -               -             -
   Net income.................................           -         -              -          -               -             -
                                                   -------   -------      ---------   --------     -----------       -------
BALANCE, DECEMBER 31, 1997....................     336,409    $3,364      3,769,772    $37,698      $3,288,017      ($79,125)
   Conversion of Series A Convertible
       Preferred Stock........................           -         -      1,309,626     13,096       5,785,629             -
   Conversion of Series B
       Convertible Preferred Stock............    (336,409)   (3,364)       336,409      3,364                             -
   Common Stock issued........................           -         -      3,156,648     31,567      16,781,488
   Amortization of unearned compensation......           -         -              -          -               -             -
   Stock options granted......................           -         -              -          -         101,340             -
   Repayment of note receivable...............           -         -              -          -               -        79,125
   Net income.................................           -         -              -          -               -             -
                                                   -------   -------      ---------   --------     -----------       -------
BALANCE, DECEMBER 31, 1998....................           -        $0      8,572,455    $85,725     $25,956,474            $0
                                                   =======   =======      =========   ========     ===========       =======

                                                     Unearned       Accumulated
                                                   Compensation       Deficit          Total
                                                   -------------    ------------     -----------
BALANCE, JANUARY 1, 1996.........................           -        (3,234,252)     (1,077,226)
   Issuance of Series B Convertible
     Preferred Stock, net of issuance costs......           -                 -         575,505
   Common Stock issued...........................           -                 -           5,172
   Net loss......................................           -        (2,362,985)     (2,362,985)
                                                    ---------       -----------     -----------
BALANCE, DECEMBER 31, 1996.......................           -        (5,597,237)     (2,859,534)
   Issuance of Series B Convertible
       Preferred Stock...........................           -                 -          90,000
Purchase and retirement of Series B..............           -                 -
   Convertible Preferred Stock...................           -                           (30,000)
   Common Stock issued...........................           -                 -          35,026
   Stock options granted.........................    (417,225)                -
   Amortization of unearned compensation.........      73,482                 -          73,482
   Net Income....................................           -           651,826         651,826
                                                    ---------       -----------     -----------
BALANCE, DECEMBER 31, 1997.......................   ($343,743)      ($4,945,411)    ($2,039,200)
   Conversion of Series A Convertible
       Preferred Stock...........................           -                 -       5,798,725
   Conversion of Series B
       Convertible Preferred Stock...............           -                 -               -
   Common Stock issued...........................           -                 -      16,813,055
   Amortization of unearned compensation.........      98,025                 -          98,025
   Stock options granted.........................                                       101,340
   Repayment of note receivable..................           -                 -          79,125
   Net income....................................                     2,411,814       2,411,814
                                                    ---------       -----------     -----------
BALANCE, DECEMBER 31, 1998.......................   ($245,718)      ($2,533,597)    $23,262,884
                                                    =========       ===========     ===========

                 See accompanying notes financial statements.

                               ASTROPOWER, INC.

                           STATEMENTS OF CASH FLOWS


                                                                                      Year Ended December 31,
                                                                         ---------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                        1998            1997            1996
-------------------------------------                                    -------------- --------------  --------------
Net income (loss).....................................................      $2,411,814        651,826      (2,362,985)
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
       Deferred income taxes..........................................        (994,886)             -               -
       Depreciation and amortization..................................         796,601        545,066         474,569
       Common stock issued for services...............................               -         18,500               -
       Stock options issued for services..............................          50,670              -               -
       Amortization of unearned compensation..........................          98,025         73,482               -
       Changes in working capital items:
            Accounts receivable.......................................      (3,285,306)    (1,313,264)        278,164
            Inventories...............................................      (1,994,355)      (388,133)        921,855
            Prepaid expenses..........................................         190,523       (291,201)          5,587
            Accounts payable and accrued expenses.....................         223,649        719,000         595,790
            Accrued payroll and payroll taxes.........................         (15,013)       313,736         330,684
            Advance from customer.....................................        (610,891)       277,355         111,260
            Other.....................................................         (16,822)       (16,562)         12,143
                                                                          ------------    -----------     -----------
      Net cash provided by (used in) operating
           activities.................................................      (3,135,591)       589,805         367,067
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures............................................      (5,474,689)      (893,920)       (970,431)
                                                                          ------------    -----------     -----------
          Net cash used in investing activities.......................      (5,474,689)      (893,920)       (970,431)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of long-term debt........................               -      6,033,076         202,097
      Net borrowings (repayments) from line of credit.................        (203,357)      (327,843)        175,000
      Repayment of long-term debt.....................................      (6,390,174)      (594,396)       (358,200)
      Proceeds from issuance of common stock- stock options...........         229,049         16,525           4,875
      Proceeds from issuance of common stock- initial public offering.      16,612,080              -               -
      Proceeds from issuance of preferred stock.......................               -         90,000         575,505
      Repurchase of preferred stock...................................               -        (30,000)              -
                                                                          ------------    -----------     -----------
Net cash provided by financing activities.............................      10,247,598      5,187,362         599,277
                                                                          ------------    -----------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................       1,636,918      4,883,247          (4,087)
CASH AND CASH EQUIVALENTS AT
    BEGINNING OF YEAR.................................................       4,908,177         24,930          29,017
                                                                          ------------    -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR..............................      $6,545,095      4,908,177          24,930
                                                                          ============    ===========     ===========
SUPPLEMENTAL DISCLOSURE:
    Interest paid.....................................................        $597,190        160,544         129,555
                                                                          ============    ===========     ===========
    Taxes paid........................................................        $ 31,000              -               -
                                                                          ============    ===========     ===========

OTHER NONCASH FINANCING AND INVESTING ACTIVITIES:
- During 1997, the Company issued 34,213 shares of common stock in exchange for a 6% promissory note in the amount of $79,125, with a maturity date of August 15, 1998.
- On February 19, 1998, the Company converted all shares of its Series A and Series B Convertible Preferred Stock into 2,194,709 shares of common stock on a one-for-one basis.
- During 1998, the Company issued stock options for 119,000 shares of common stock to Corning Incorporated.

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

         The Company operates in only one business segment, as substantially all of its combined revenues, net income (loss) and assets are derived from the development, manufacturing, marketing and sale of PV solar cells, modules and panels for generating solar electric power. Solar cells are semiconductor devices which convert sunlight directly into electricity. Solar electric power is used off the electric utility grid for many applications in the communications and transportation industries and in remote villages and homes. Solar electric power is also used in on-grid applications by existing electric utility customers to provide a clean, renewable source of alternative or supplementary electric power. Availability of silicon wafers, a significant raw material in the Company's manufacturing process, is subject to market conditions in the semiconductor industry, however, the Company is not dependent on a single supplier or only a few suppliers. See Note 11.

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

         Included in machinery and equipment at December 31, 1998 and 1997 were $8,175,354 and $4,776,886 respectively, representing self-constructed assets. In costing the equipment, the Company uses a full cost approach whereby direct material, direct labor and related overhead costs are capitalized. The total labor and overhead costs of self-constructed assets capitalized for the years ended December 31, 1998 and 1997 and 1996, were $828,009, $176,397, and $303,677 respectively.

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

(2) INVENTORIES

     A summary of inventories is as follows:

                                                 December 31,
                               ----------------------------------------------
                                        1998                       1997
                               -------------------        -------------------
Raw materials                           $2,995,166                  1,199,738
Work-in-process                            138,927                    210,380
Finished goods                             462,583                    192,204
                               -------------------        -------------------
                                        $3,596,676                  1,602,322
                               ===================        ===================

(3)  DEBT

     A summary of the Company's long-term debt follows:

                                                                                          December 31,
                                                                            ----------------------------------------
                                                                                     1998                  1997
                                                                            -------------------    -----------------
Bank term loans - primary lender; initial interest to be prime plus 1%; secured by accounts receivable, inventory and
equipment; payable in principal installments of $17,500 per
month through March 31, 1999, at which time the balance is
due...................................................................                        -           $  702,000

Bank term loan, with interest at prime plus 1.5% secured by
property and equipment and the guarantee of the
Company's President and Chief Executive Officer; payable
in principal installments of  $10,000 per month beginning
February 10, 1997 through January 10, 2000, at which time
the balance is due....................................................                        -              630,174

7% convertible promissory note due August 19, 2001,
collateralized by certain physical assets, as described in
Note 13 ..............................................................                        -            5,000,000
                                                                            -------------------    -----------------
                                                                                              -            6,332,174
Less current maturities...............................................                        -              (55,000)
                                                                            -------------------    -----------------
                                                                               $              -            6,277,174
                                                                            ===================    =================


         On March 19, 1998 the Company repaid the amounts outstanding under its bank term loans amounting to $1,277,173. Accordingly, $275,000 representing the remaining 1998 payments under these term loans were excluded from current maturities as of December 31, 1997.

         During 1998, the Company entered into a $1 million line of credit agreement with a financial institution, secured by accounts receivable and bearing interest at the prime rate. Also during 1998, the Company entered into a $3 million revolving line of credit facility with a financial institution. Security for the facility, which bears interest at the prime rate, is accounts receivable, inventory and property and equipment. These facilities expire in September 2001. There were no borrowings against these facitities at December 31, 1998.

(4)  INCOME TAXES

         An income tax provision (benefit) of ($984,632) and $20,000 was recorded for the years ended December 31, 1998 and 1997. No income tax provision was recorded for the year ended December 31, 1996. Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income (loss) from operations as a result of the following:

                                                                                             DECEMBER 31,
                                                               -----------------------------------------------------------------
                                                                        1998                    1997                   1996
                                                               ------------------      ------------------      -----------------
Computed "expected" tax expense (benefit)..................               485,242                 228,421               (803,415)
Utilization of net operating loss carry forwards...........              (205,266)                (17,685)                     -
State income tax expense (benefit), net of federal.........               (80,651)                 20,761                      -
Change in valuation allowance..............................            (1,809,315)                135,928                770,392
Change in tax rates........................................               242,107                       -                      -
Tax liability in excess (less than) in excess of provision.               185,579                (347,425)                33,023
Other......................................................               197,672                       -                      -
                                                               ------------------      ------------------      -----------------
Actual tax expense (benefit)...............................           $  (984,632)                 20,000                      -
                                                               ==================      ==================      =================

Income tax expense (benefit) for the years 1998, 1997 and 1996 consists of;

                                                                        1998                    1997                   1996
                                                               ------------------      ------------------      -----------------
Current
     Federal                                                               10,254                  20,000                      0
     State                                                                     --                      --                     --

Deferred
     Federal                                                             (872,688)                     --                     --
     State                                                               (122,198)                     --                     --
                                                               ------------------      ------------------      -----------------

Total income tax expense (benefit)                                       (984,632)                 20,000                     --
                                                               ==================      ==================      =================

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                                        December 31,
                                                           -------------------------------------------------------------------
                                                                    1998                     1997                    1996
                                                           -------------------      ------------------      ------------------
Deferred tax assets:
Deferred revenue.......................................             $        -                 242,780                 133,000
Advances from customer and accrued expenses............                417,159                 323,698                 161,958
Federal and state net operating loss carry forward.....              1,301,454               2,021,628               1,750,000
Other..................................................                 77,725                       -                       -
                                                           -------------------      ------------------      ------------------
Total gross deferred tax assets........................              1,796,338               2,588,106               2,044,958
Less valuation allowance...............................                      -              (1,809,315)             (1,673,387)
                                                           -------------------      ------------------      ------------------
Net deferred tax assets ...............................              1,796,338                 778,791                 371,571
Deferred tax liabilities:
Plant and equipment, due to differences
in depreciation methods and basis......................               (801,452)               (778,791)               (371,571)
                                                           -------------------      ------------------      ------------------
Net deferred amount....................................             $  994,886                       -                       -
                                                           ===================      ==================      ==================

         The change in the valuation allowance results from management's assessment of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 1998, the Company has net operating loss carryforwards for federal income tax purposes of approximately $4.1 million which are available to offset future federal and state taxable income, if any, through 2012.


(5)  Operating Lease Obligations

         The Company leases a 40,000 square foot building from the University of Delaware (the "University"). Although the lease agreement is for a term of 20 years (expiring June 30, 2011), the Company may cancel the lease after nine years (June 30, 2000). In January 1998, the Company entered into an operating lease agreement for a 60,300 square foot facility for its manufacturing expansion. In January 1999, the Company entered into an agreement for an additional 20,000 square feet in its second manufacturing facility. The scheduled cash payments over the next five years differ from rental expense calculated under the straight-line method. The following summarizes expected charges to rent expense contrasted with expected cash outflow as required by the lease agreements for both facilities (including the additional January 1999 Lease):

                                                                                                Expected
                                                          Annual Rent Expense                Cash Payments
                                                       -----------------------       ---------------------------
December 31, 1999....................................               $  735,020                           645,291
December 31, 2000....................................                  664,764                           582,326
December 31, 2001....................................                  535,884                           476,752
December 31, 2002....................................                  535,884                           484,875
December 31, 2003, and thereafter....................                2,947,362                         2,422,317

         In addition, the Company has agreed to fund anticipated renovations to the facility leased from the University after lease expiration. The amounts to be paid to the University for this purpose are $26,000 annually through 2001.

         Total rent expense charged to operations for the years ended December 31, 1998, 1997 and 1996 amounted to approximately $595,940,
     $242,000 and $219,000 respectively.


(6)  RELATED PARTIES

         At December 31, 1998 and 1997, the Company owed its President and Chief Executive Officer $370,696 and $555,482, respectively, in the form of salary and automobile reimbursements. The amounts are related to the excess of the negotiated annual salary and monthly auto allowance under a contract which ended March 31, 1997 over the amounts actually paid to such person. On December 15, 1997, the Company agreed that one-third of this amount will be paid per year in each of 1998, 1999 and 2000, with interest on the unpaid balance at 6% per year from January 1, 1998.

(7)  EMPLOYEE BENEFIT PLAN

         The Company maintains a defined contribution plan under the provisions of Internal Revenue Code Section 401(k). Employees having attained the age of 21 and with one month of service are eligible to participate and make voluntary contributions to the plan. The amount charged to expense for the years ended December 31, 1998, 1997 and 1996 was $150,000, $145,000 and
     $66,800, respectively. The Company does not provide any postemployment benefits.

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

          On February 19, 1998, the Company completed an initial public offering of its common stock, raising net proceeds to the Company of $14.5 million, and converted all the then outstanding shares of Series A and Series B Preferred Stock into Common Stock so that no shares of Preferred Stock are currently outstanding. Contemporaneous with the initial public offering, the Company amended and restated its Certificate of Incorporation to provide for, among other things, an increase in the number of authorized shares of Common Stock from 15,000,000 to 25,000,000; authority to issue up to 5,000,000 shares of one or more series of preferred stock and authorized the Board of Directors to fix and determine the relative rights, preferences and limitations of each class or series so authorized without any further vote or action by the stockholders; and to effect a reverse stock split in the form of three shares for every four shares outstanding. All share and per share information in the accompanying financial statements have been retroactively adjusted to give effect to the reverse stock split. On March 19, 1998, the Company received additional net proceeds of $2,259,900, pursuant to the exercise of the over-allotment option granted to the underwriters as part of the initial public offering.

(9)  EMPLOYEE STOCK OPTION PLAN

         The Company adopted a Stock Option Plan ("the Plan") in 1989 under which a total of 1,800,000 shares are currently reserved for issuance to employees including officers and directors who are employees or
     consultants.   Options  granted  pursuant  to  the  Plan  may  be  either
     incentive  stock   options  or  non-qualified  stock  options.  The Plan is
     administered by the Board of Directors which selects the employees to whom the options are granted, determines the number of shares subject to each option, sets the time or times when the options will be granted, determines the time when the options may be exercised and establishes the market value of the shares at the date of grant and exercise date. The Plan provides that the purchase price under the option shall be at least 100 percent of the fair market value of the shares of the Company's Common Stock at the date of grant. The options are not transferable. There are limitations on the amount of incentive stock options that an employee can be granted in a single calendar year. The terms of each option granted under the Plan are determined by the Board of Directors, but in no event may such term exceed ten years. Incentive stock options generally vest over a four-year period, with vesting occurring 25% per year on the anniversary date of the option award.

         Stock option transactions during the years ended December 31, 1996, 1997 and 1998 under the 1989 Plan, are summarized below:

                                                                                            Weighted
                                                                     Exercise                Average
                                                                   Price Range -             Exercise
                                             Shares                 Per Share                Price(1)
                                        -----------------       -------------------       ------------
Balance, December 31, 1995........                498,788              $ 0.33-$4.00              $3.17
   Granted........................                179,325              $ 3.12-$4.00               3.95
   Exercised......................                 (4,069)             $ 0.33-$4.00               1.20
   Cancelled......................                (45,132)             $ 0.67-$4.00               3.57
                                        -----------------
Balance, December 31, 1996........                628,912              $ 0.33-$4.00               3.51
   Granted........................                358,725              $ 3.12-$5.33               4.65
   Exercised......................                (63,352)             $ 0.33-$4.00               1.51
   Cancelled......................                (22,847)             $ 0.67-$4.00               3.89
                                        -----------------
Balance, December 31, 1997........                901,438                                         4.00
   Granted........................                720,975              $6.00-$10.00               8.57
   Exercised......................                (45,730)             $6.00-$10.00               3.28
   Cancelled......................                (35,570)             $6.00-$10.00               6.41
                                        -----------------                                 ------------
Balance, December 31, 1998........              1,541,113                                        $5.88
                                        =================                                 ============

____________
(1) Includes options described below.

         The weighted average remaining contractural life for options outstanding at December 31, 1998 is 7.88 years.

         In 1998 the Company adopted the 1998 Non-Employee Directors' Stock Option Plan ("Directors' Plan"), under which a total of 160,000 shares are current reserved for issuance to non-employee directors. The Directors' Plan is administered by a committee of the Board of Directors. The Directors' Plan provides that the purchase price under the option shall be the fair market value of the shares of common stock on the date of grant. During the year ended December 31, 1998, a total of 80,000 stock options were granted under the Directors' Plan at an exercise price of $10.25 per share. Of these shares, 20,000 were immediately vested, and the balance vests in equal shares on the first, second and third anniversary of the grant, provided that the director remains a director on that date.

         The following is a summary of stock options exercisable under the Company's stock option plans as of December 31, 1996, 1997 and 1998:

                                                                           EXERCISE PRICE          WEIGHTED AVERAGE
                                                        SHARES             RANGE PER SHARE          EXERCISE PRICE
                                                  ----------------     --------------------     --------------------
December 31, 1996............................              357,825            $0.33 - $ 4.00                   $2.88
December 31, 1997............................              416,476            $0.33 - $ 4.00                   $3.39
December 31, 1998............................              713,125            $0.33 - $10.25                   $3.93

         Prior to the adoption of the plans, the Company had a compensatory stock plan for the issuance of shares to employees and consultants. At December 31, 1998, the Company had reserved 39,999 shares for a commitment under this plan. The balance sheet caption "Accrued payroll and payroll taxes" contains a provision for these shares.

         In addition to the options in the table above, during 1996 the Company granted an option for 187,500 shares to an officer of the Company, at an exercise price of $4.00 per share, which became fully vested on February 12, 1998, the effective date of the Company's initial public offering.

          The Company applies APB Opinion 25 and related interpretations in accounting for stock options issued to employees. During the year ended December 31, 1997, unearned compensation expense with respect to stock options granted at less than fair market value at the date of grant was $417,225, which is being amortized to expense over the periods that the options vest (4-5 years). The amount amortized to expense during the years ended December 31, 1998 and 1997 was $98,025 and $73,482 respectively. The unamortized amount of unearned compensation is classified as a contra equity account in stockholders' equity (deficit).

         FASB Statement 123 requires the disclosure of certain proforma information regarding net income and net income per share. This information is required to be determined as if the Company had accounted for its stock option plans under the fair value method of that statement. The fair value of options granted in 1998 reported below has been estimated at the date of grant, using a Black-Scholes option pricing model with the following assumptions:

            Expected life (in years)                   5.0
            Risk-free interest rate                    5.5 %
            Volatility                                  .50
            Assumed dividend yield                     0.0 %

          The Company's relatively limited period of time as a public company makes the determination of volatility difficult. For purposes of the FAS 123 calculation, the estimated volatility was determined by reviewing the volatilities of publicly traded technology companies with similar characteristics.

         As a private entity at December 31, 1997 and 1996, the Company used the minimum value method for "valuing options" and an interest rate of 6.5%.

         For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's proforma information follows (in thousands, except for per share information):

                                                      1998    1997    1996
                                                      -----   ----    ----
    Net income (loss) as reported                    $2,412    652   (2,363)
    Proforma net income (loss)                       $1,131    464   (2,433)
    Proforma basic net income (loss) per share          .14    .13     (.66)
    Proforma diluted net income (loss) per share        .12    .07     (.66)

(10)  GOVERNMENT CONTRACTS

         During the years ended December 31, 1998, 1997 and 1996, substantially all of the Company's contract revenues were attributable to U.S. government contracts under which the Company was either a prime contractor or a subcontractor.

         To date, a large percentage of the Company's contract revenues have been generated by research and development contracts, principally with the U.S. government. Orders under government prime or subcontracts are customarily subject to termination at the convenience of the government, in which event the contractor is normally entitled to reimbursement for allowable costs and to a reasonable allowance for profits, unless the termination of a contract was due to a default on the part of the contractor. No termination of contracts by the government occurred during the years ended December 31, 1998, 1997 and 1996.

         Substantially all of the Company's revenues from government contracts are subject to audit under various federal statutes. Although the Company has received final written acceptance of its overhead rates through 1993, it has been advised that the Defense Contract Audit Agency is disputing certain elements of those submissions as well as those overhead rates for 1994 and 1995. The dispute is centered on the effect of the Company's manufacturing operations on its government contract overhead rates during the years of transition from a contract research and development organization to commercial manufacturing. The overhead rates for 1996 have been submitted, but have not yet been audited. This dispute does not affect the Company's overhead rates for 1997 and 1998, inasmuch as the Company revised its methodology for determining overhead rates. It is management's opinion that adjustments to revenue, if any, will not have a material adverse effect on the Company's business and financial condition, but may impact future results of operations.

         Certain of the Company's contracts contain retainage provisions. At December 31, 1998 and December 31, 1997, retainage amounts included in
     accounts receivable were approximately  $174,000  and   $167,000,
     respectively.    The   Company   estimates  that approximately 30% of the
     retainage amounts at December 31, 1998 will be collected during 1999. At December 31, 1998 and December 31, 1997, unbilled accounts receivable were approximately $211,000.

(11) BUSINESS AND CREDIT CONCENTRATIONS

         The following table shows the percentage of total revenues contributed by significant customers for the periods presented. A significant customer is defined as one contributing 10% or more of total revenues:

                                                                    December 31,
                                             -------------------------------------------------------
                                                   1998                1997                 1996
                                             ------------       --------------       ---------------
Customer A...........................                  13%                  21%                   41%
Customer B...........................                  18%                  12%                    -
Customer C...........................                  14%                  17%                   12%
Customer D...........................                   -                   13%                    -
Customer E...........................                   -                    -                    13%

          Customer A represents the federal government. Included in the December 31, 1998 amount is a total of 15 contracts $2,953,196 administered by six agencies of the U.S. Government, with contract revenues ranging from .1% to 13% of total revenues.

          During the year ended December 31, 1998, the five largest product sales customers accounted for approximately 53% of revenues and 61% of product sales. At December 31, 1998 approximately 73% of accounts receivable were due from the Company's six largest customers, of which 16% represented amounts due from agencies of the U.S. government representing Customer A and 57% represented amounts due from the Company's five largest product sales customers in 1998. The loss of one or more of these major customers could have a material adverse effect on the Company's business, results of operations and financial condition.


(12)  GEOGRAPHIC DISTRIBUTION OF PRODUCT REVENUES

     Total product revenues are summarized as a percentage by geographic area as follows:

                                          Year Ended December 31,
                             ----------------------------------------------
                                   1998             1997             1996
                             ------------      -----------      -----------
  Domestic:............                22%              27%              14%
  EXPORT:
  Europe...............                63%              56%              49%
  Asia.................                 6%              12%              30%
  Africa...............                 9%               5%               7%

     All of the Company's research contract revenues are within the United
     States.

(13)  STRATEGIC ALLIANCES

     Corning Incorporated

          In August 1997, the Company and Corning Incorporated ("Corning") entered into a Research and Development Umbrella Agreement ("R&D Agreement") under which Corning would provide research, development, engineering and manufacturing assistance to the Company for a three year period in exchange for options to purchase shares of the Company's common stock. As part of the R&D Agreement, the Company received $5.0 million in cash in exchange for its 7% note, due on August 19, 2001 and granted options for the purchase of 119,000 shares of common stock in exchagne for future consulting services.

          On October 9, 1998 the Company repaid its four-year $5 million convertible note to Corning. The repayment terminated Corning's right to convert the note into approximately 1,111,111 shares of AstroPower Common Stock and also terminated the R & D Agreement and other agreements relating to new technology, certain first offer rights to provide equity financing for the Company and with respect to any sale or merger of the Company or sale or licensing of its technology or assets.

          In connection with the prepayment, options to purchase 119,000 shares of Common Stock were cancelled. The fair value of the consulting services rendered through the date of cancellation was approximately $101,000, of which $50,000 was charged to expense and $51,000 to property and equipment.

     GPU SOLAR

          In July 1997, the Company entered into a joint venture with GPU International to form GPU Solar to develop, manufacture and test market grid-connected residential rooftop photovoltaic systems for the U.S. market using the Company's modules. The Company's contribution to the joint venture is specified services and reduced pricing on sales to the joint venture.

(14) ADVANCE FROM CUSTOMER

          On March 26, 1997, the Company entered into a supply agreement with a customer for the purchase of solar cells through December 31, 1998, for a total sales value of approximately $5.0 million. The advance payment of $1.0 million, which bears interest at 6%, was credited to the customer during 1997 and 1998. The customer had the right to convert any or all of the unapplied advance payment for an equivalent amount of the Company's common stock at the then prevailing market price. The balance of the advance at December 31, 1998 and 1997 respectively was $0 and $610,756.

(15) NET INCOME (LOSS) PER SHARE

          Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and potentially dilutive shares. The dilutive effect of employee stock options is included in the computation of Diluted net income per share.

     The following table presents the computation of basic and diluted income
     (loss) per share:


                                                                     For the Year Ended December 31
                                 --------------------------------------------------------------------------------------------------
                                                 1998                           1997                           1996
                                 --------------------------------   ----------------------------   --------------------------------
                                      Income            Average        Income          Average      Income (Loss)        Average
                                     Available          Common        Available         Common        Available          Common
                                    to Common           Shares        to Common         Shares        to Common          Shares
                                   Stockholders      Outstanding     Stockholders    Outstanding    Stockholders      Outstanding
                                 ---------------     ------------    -------------    ----------    -------------     -------------
Basic                                $2,411,814        7,956,221         $651,826      3,710,258     $(2,362,985)       3,699,702
Dilutive Effect
 Stock Options                                -          536,609                -        344,786               -                -
 Convertible Debt                       239,314          885,448          157,377        518,460               -
 Convertible Preferred Stock                  -          193,916                -      1,646,657               -                -
                                 ---------------     ------------    ------------     ----------    -------------     -----------
Diluted                              $2,651,128        9,572,194         $809,203      6,220,161     $(2,362,985)       3,699,702
                                 ===============     ============    ============     ===========   =============     ===========

                               AstroPower, Inc.

                Schedule II - VALUATION AND QUALIFYING ACCOUNTS

                                                                               CHARGED
                                                            CHARGED TO            TO       DEDUCTIONS-
                                              BEGINNING      COSTS AND          OTHER       ACCOUNTS      ENDING
  PERIOD ENDED         DESCRIPTION             BALANCE        EXPENSES         ACCOUNTS    WRITTEN-OFF    BALANCE
---------------   -----------------------  -------------    ----------       ------------  -----------   ---------
Dec. 31, 1998     Allowance for bad debts       (72,962)       (30,000)                         32,267    (70,695)
Dec. 31, 1997     Allowance for bad debts       (47,836)       (52,052)                         26,926    (72,962)
Dec. 31, 1996     Allowance for bad debts       (44,683)       (87,680)                         84,527    (47,836)


                                                                                         CHARGED
                                                                      CHARGED TO            TO       DEDUCTIONS-
                                                        BEGINNING      COSTS AND          OTHER       ACCOUNTS      ENDING
  PERIOD ENDED         DESCRIPTION                       BALANCE        EXPENSES         ACCOUNTS    WRITTEN-OFF    BALANCE
---------------   -----------------------            -------------    ----------       ------------  -----------   ---------
Period Ended
Dec. 31, 1998     Deferred tax valuation allowance    (1,809,315)      1,809,315                                           -
Dec. 31, 1997     Deferred tax valuation allowance    (1,673,387)       (135,928)                                  (1,809,315)
Dec. 31, 1996     Deferred tax valuation allowance      (902,995)       (770,392)                                  (1,673,387)

                         Independent Auditors' Report

The Board of Directors and Stockholders
AstroPowers, Inc.

Under date of February 22, 1999, we reported on the balance sheets of AstroPower, Inc. as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule II Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                     /s/ KPMG LLP
Wilmington, Delaware
February 22, 1999