Form 10-Q
period 1999-03-31
ASTROPOWER INC
filed 1999-05-13
CIK 885672

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark one)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    for the three months ended March 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                             YES |X|     NO |_|
     (Registrant became subject to filing requirements on February 12, 1998)

The number of shares outstanding of the Registrant's common stock, $0.01 par value, as of May 10, 1999, was 8,673,186.

                               AstroPower, Inc.
             FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 1999

                              TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                        PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

      o     Balance Sheets - March 31, 1999 (unaudited) and
            December 31, 1998.............................................. 1, 2

      o     Statements of Income (unaudited) - Three months and six
            months ended March 31, 1999 and 1998 .......................... 3

      o     Statements of Cash Flows (unaudited) - Three months ended
            March 31, 1999 and 1998........................................ 4

      o     Notes to Financial Statements
            (unaudited).................................................... 5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS ............................... 6-11

                          PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .................................. 12

            SIGNATURES..................................................... 13

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks, uncertainties and assumptions as described from time to time in registration statements, annual reports, and other periodic reports and filings which we file with the Securities and Exchange Commission. All statements, other than statements of historical facts, which address our expectations of sources of capital or which express our expectation for the future with respect to financial performance or operating strategies, including statements with respect to year 2000 compliance, can be identified as forward-looking statements. As a result, there can be no assurance that our future results will not be materially different from those described herein as "believed", "anticipated", "estimated" or "expected", which reflect our current views with respect to future events. We caution readers that these forward-looking statements speak only as of the date hereof. We hereby expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any changes in our expectations or any change in events, conditions or circumstances on which such statement is based.

                                ASTROPOWER, INC

                                 BALANCE SHEETS

                                                        Mar. 31        Dec. 31
                            ASSETS                       1999           1998
                                                    ---------------------------
CURRENT ASSETS:                                     (unaudited)
Cash and cash equivalents .......................   $  3,134,573      6,545,095
 Accounts receivable:
      Trade, net ................................      8,376,640      6,531,144
      Other .....................................        100,943        116,234
   Inventories ..................................      5,247,318      3,596,676
   Prepaid expenses .............................      1,146,218        159,948
   Deferred tax asset ...........................      1,673,894      1,796,338
                                                    ------------    -----------
             Total current assets ...............     19,679,586     18,745,435


PROPERTY AND EQUIPMENT: .........................     14,042,198     13,275,675
   Less accumulated depreciation and amortization     (3,910,006)    (3,654,796)
                                                    ------------    -----------
                                                      10,132,192      9,620,879
                                                    ------------    -----------
             Total assets .......................   $ 29,811,778     28,366,314
                                                    ===========================


                                       1
                   See accompanying notes financial statements

                                ASTROPOWER, INC

                                 BALANCE SHEETS

                                                                    Mar. 31        Dec. 31
                                                                  ------------    -----------
                                                                     1999           1998
                                                                  ------------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY                              (unaudited)
CURRENT LIABILITIES:
Accounts payable ..............................................   $  3,433,702      2,629,068
Accrued payroll and payroll taxes .............................        964,812        963,243
Accrued expenses ..............................................        700,453        313,640
                                                                  ------------    -----------
              Total current liabilities .......................      5,098,967      3,905,951

OTHER LIABILITIES:
Deferred compensation and other ...............................        977,980      1,197,479
                                                                  ------------    -----------
              Total liabilities ...............................      6,076,946      5,103,430
                                                                  ------------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock ..................................................         86,548         85,725
Additional paid-in capital ....................................     26,117,391     25,956,474
Unearned compensation .........................................       (221,210)      (245,718)
Accumulated deficit ...........................................     (2,247,897)    (2,533,597)
                                                                  ------------    -----------
      Total stockholders' equity ..............................     23,734,832     23,262,884
                                                                  ============    ===========
            Total liabilities and stockholders' equity ........   $ 29,811,778     28,366,314
                                                                  ============    ===========


                                       2
                   See accompanying notes financial statements

                                ASTROPOWER, INC.

                              STATEMENTS OF INCOME

                                                Three Months Ended March 31
                                                ---------------------------
                                                       (unaudited)
REVENUES: ...................................       1999           1998
                                                -----------    -----------
        Product sales .......................   $ 6,300,557    $ 4,224,147
        Research contracts ..................       838,428        704,968
                                                -----------    -----------
                 Total revenues .............     7,138,985      4,929,115
COST OF REVENUES:
        Product sales .......................     4,687,045      3,052,581
        Research contracts ..................       614,726        555,769
                                                -----------    -----------
                 Total cost of revenues .....     5,301,771      3,608,350
                                                -----------    -----------
                 Gross profit ...............     1,837,214      1,320,765
OPERATING EXPENSES:
        Product development expenses ........       556,410        309,772
        General and administrative expenses .       654,129        519,519
        Selling expenses ....................       259,849        186,136
                                                -----------    -----------
                 Income from operations .....       366,826        305,338
OTHER EXPENSE (INCOME):
        Interest expense ....................           393        114,631
        Interest income .....................       (41,711)      (135,341)
                                                -----------    -----------
                 Total other expense (income)       (41,318)       (20,710)
                                                -----------    -----------
NET INCOME BEFORE INCOME
   TAXES ....................................       408,144        326,048
INCOME TAXES ................................       122,443         15,000
                                                -----------    -----------
NET INCOME ..................................   $   285,701    $   311,048
                                                ===========    ===========
NET INCOME DATA:
        Net income per share - basic ........   $      0.03           0.05
                                                ===========    ===========
        Net income per share - diluted ......   $      0.03           0.05
                                                ===========    ===========
        Weighted average shares
            outstanding - basic .............     8,695,884      6,142,866
                                                ===========    ===========

        Weighted average shares
            outstanding - diluted ...........     9,486,880      8,560,803
                                                ===========    ===========


                                       3
                   See accompanying notes financial statements

                                ASTROPOWER, INC.

                            STATEMENTS OF CASH FLOWS

                                                     Three Months Ended March 31
                                                    ----------------------------
                                                             (unaudited)
                                                         1999          1998
                                                    -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ......................................   $   285,701    $    311,048
Adjustments to reconcile net income to net
   cash used in operating activities:
       Deferred income taxes ....................       122,443              --
       Depreciation and amortization ............       255,210         148,251
       Amortization of Unearned Compensation ....        24,507          55,984
       Changes in working capital items:
            Accounts receivable .................    (1,845,495)       (505,995)
            Inventories .........................    (1,650,643)       (515,537)
            Prepaid expenses ....................      (986,272)        172,538
            Accounts payable and accrued expenses     1,186,428        (480,681)
            Accrued payroll and payroll taxes ...      (183,218)       (383,299)
            Advance from customer ...............         5,020        (144,498)
            Other ...............................       (19,421)         36,883
                                                    -----------    ------------
      Net cash used in operating activities .....    (2,805,740)     (1,305,306)


CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures ......................      (766,522)     (2,448,925)
                                                    -----------    ------------
          Net cash used in investing activities .      (766,522)     (2,448,925)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings from line of credit ........            --        (203,357)
      Repayment of long-term debt ...............            --      (1,390,174)
      Proceeds from issuance of common stock ....       161,740      16,730,004
                                                    -----------    ------------
Net cash provided by financing activities .......       161,740      15,136,473
                                                    -----------    ------------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS ............................    (3,410,522)     11,382,242
CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD .........................     6,545,095       4,908,177

CASH AND CASH EQUIVALENTS AT END OF                 -----------    ------------
    PERIOD ......................................   $ 3,134,573    $ 16,290,419
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


                                       4
                   See accompanying notes financial statements

                                AstroPower, Inc

                        Notes to Financial Statements
                                March 31, 1999
                                 (unaudited)

(1) General

The accompanying financial statements for the three month periods ended March 31, 1999 and 1998 have been prepared by AstroPower, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission . The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the financial position and operating results of the Company as of and for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The accompanying financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report Form 10-K for the year ended December 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      We develop, manufacture, market, and sell photovoltaic solar cells, modules and panels for generating solar electric power. Solar cells are semiconductor devices which convert sunlight directly into electricity. Solar electric power is used off the electric utility grid for many applications in the communications and transportation industries and in remote villages and homes. Solar electric power is also used in on-grid applications by existing electric utility customers to provide a clean, renewable source of alternative or supplementary electric power.

      We were incorporated in 1989 as a successor to a business that was organized in 1983 to develop thin crystalline silicon photovoltaic and related optoelectronic technology. Our initial revenue came from contract research performed primarily for agencies of the United States government. We began commercial solar cell manufacturing operations in 1988 with silicon wafers purchased from third parties. Since then the commercial portion of our business has grown steadily with product sales representing 88.3% of total revenues for the quarter ended March 31, 1999.

      We have received significant assistance in our transition from primarily a contract research organization to a commercial manufacturer of solar cells, modules and panels. This assistance originated from the U.S. Department of Energy in the form of cost-sharing designed to assist us in expanding our manufacturing capabilities and in reducing our manufacturing costs.

      We currently generate product revenues from the sale of solar cells, modules, and panels. Although we are continuing a significant expansion of our Silicon-Film/TM/ manufacturing capacity, the predominant source of our product revenues to date has been single crystal products. We recognize product sales revenue upon shipment. Solar cell prices and manufacturing costs vary depending upon supply and demand in the market for solar cells and modules, order size, yields, the costs of raw materials, particularly reclaimed silicon wafers recycled from the semiconductor industry, and other factors. In addition, we also generate revenue from contracts with various federal government agencies to conduct research on advanced Silicon-Film/TM/ products and optoelectronic devices. Generally, these contracts last from 6 months to three years. We recognize research contract revenue at the time costs benefiting the contracts are incurred, which approximates the percentage of completion method.

      Solar cells that we manufacture are sold to original equipment manufacturers that assemble the solar cells into modules. We sell modules to distributors and value-added resellers. The sale of a module results in substantially more revenue to us than the sale of solar cells due to the value of the additional materials, labor and overhead added during the module assembly process. Accordingly, our product sales are affected not just by changes in total solar cells produced, but by changes in the mix between solar cells and modules sold. In 1994, we began manufacturing modules in substantial quantities as a means of expanding our customer base. The gross margin percentages for modules are less than that of solar cells.

      We have developed a proprietary process called Silicon-Film/TM/ for the manufacture of sheets of polycrystalline silicon. We use wafers made from these sheets in our solar cell manufacturing process. Silicon-Film/TM/ technology has been under development since our inception in 1983 and, Silicon-Film/TM/ products are currently being shipped to selected customers. Our production of Silicon-Film/TM/ products takes place in a 60,000 square foot facility that we leased in January 1998.

      For the three months ended March 31, 1999, approximately 79.9% of our product revenues was generated by sales to customers located outside the United States. We believe that international sales will continue to account for a significant portion of our product sales for the foreseeable future. Current sales are denominated in U.S. dollars and foreign exchange rate fluctuations have not had an impact on our results of operations.

      Substantially, all of our revenues from government contracts are subject to audit under various federal statues. Although we have received final written acceptance of our overhead rates through 1993, the Defense Contract Audit Agency is now disputing certain elements of those submissions as well as the overhead rates for 1994 and 1995. The dispute is centered on the effect of our manufacturing operations on our government contract overhead rates during the years of transition from a contract research and development organization to commercial manufacturing. The overhead rates for 1996 have been submitted, but have not yet been audited. This dispute does not affect our overhead rates for 1997, 1998 and 1999, inasmuch as we revised our methodology for determining overhead rates. We believe that adjustments to revenue, if any, will not have a material adverse effect on our business and financial condition, but may impact results of operations.

Results of Operations

Three Months Ended March 31, 1999 and 1998

Revenues - Our total revenues were $7.1 million for the three months ended March 31, 1999, an increase of $2.2 million or 44.8% from 1998. Product sales were $6.3 million for the three months ended March 31, 1999, an increase of $2.1 million or 49.2% from 1998. Our increase in product sales was due to ongoing strong demand for our products and improvements in manufacturing productivity at both our manufacturing plants. Contract revenues were $838,000 for the three months ended March 31, 1999, an increase of $133,000 or 18.9% from 1998. The increase is a result of incremental funding on our government contracts for the development of Silicon-Film/TM/.

Gross profit - Our gross profit was $1.8 million for the three months ended March 31, 1999, an increase of $516,000 or 39.1% from 1998. Product gross profit for 1999 was $1.6 million, an increase of $442,000 or 37.7% from 1998. Our product gross margin was 25.6% for the three months ended March 31, 1999. In the similar 1998 period, the product gross margin was 27.7% and it was 24.5% for the three months ended December 31, 1998. Our product gross margins for the 1999 first quarter declined from the 1998 period due to the effects of ramping up the new manufacturing facility. Our product gross margins for the 1999 first quarter also declined from the similar 1998 period due to issues of manufacturing productivity that affected our 1998 fourth quarter and the 1999 first quarter. Our 1999 first quarter increase in product gross margins from the December 1998 quarter was due to improvements in manufacturing productivity. Although we had improvements, our productivity remains below last year's level. Our gross profit on research contracts for the three months ended March 31, 1999 was $223,000, an increase of $74,000 or 49.7% from the 1998 period. Our increase in gross profit on research contracts was due to the higher level of funding on the government contracts.

Product development costs - Our product development costs for the three months ended March 31, 1999 were $556,000, up $246,000 or 79.4% from 1998. The increase is due to a higher level of activity as a result of the incremental government funding.

General and administrative expenses - Our general and administrative expenses for the three months ended March 31, 1999 were $654,000, an increase of $134,000 or 25.8% from the similar 1998 period. The increase is primarily a result of higher levels of salaries, professional fees and insurance expenses, offset by a reduced level of employee benefits expense. Certain of these expenses were affected by our initial public offering which was completed in February 1998.

Selling expenses - Our selling expenses for the three months ended March 31, 1999 were $260,000, an increase of $74,000 or 39.8% from 1998. The increase is due to higher salary costs as a result of additions to the sales and marketing staff, and higher travel costs, offset by a lower level of employee benefits expense.

Interest expense - Our interest expense for the three months ended March 31, 1999 was $400, as compared with $114,000 in the similar 1998 period. The decline is due to the paydown of $1.8 million of debt in the first quarter of 1998.

Interest income - Our interest income for the three months ended March 31, 1999 was $42,000, as compared with $135,000 in the 1998 period. The reduction was due to lower cash balances available for investment, as a result of the use of cash for funding working capital, capital equipment and debt reduction.

Income taxes - Income taxes for the three months ended March 31, 1999 were $122,000, as compared with $15,000 in 1998. Our 1998 tax provision was benefitted by the use of our net operating loss carryforwards. In the fourth quarter of 1998, we eliminated the valuation allowance pertaining to the remaining net operating loss carryforward. As a result, our tax rate in 1999 has increased to 30% from 4.6% in the 1998 period.

Liquidity and Capital Resources

On February 19, 1998, we completed an initial public offering of our common stock, raising net proceeds of $16.7 million.

At March 31, 1999, we had cash of $3.1 million, as compared with $6.5 million at December 31, 1998. The decrease in the cash balance during the 1999 first quarter was due to increases in accounts receivable and inventory balances and to increases in capital expenditures. In addition to these uses of cash, we made a payment of $450,000 for the assignment to us of wafer supply contracts. We will be making additional payments totaling another $450,000 over the remainder of 1999. We purchased the assignment of these contracts in order to have more direct access to the wafer manufacturers, which we expect to give us better control over incoming wafers.

Our sources of liquidity as of March 31, 1999 consist principally of cash of $3.1 million, and available bank credit lines of $4 million. Any borrowings under our bank facilities will be secured by accounts receivable, inventory and machinery and equipment.

We expect that the available cash balance, together with projected cash generated from operations and available bank credit lines, will be sufficient to fund our activities for the next 15 months.

Impact of Recently Issued Accounting Standards

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). This standard requires companies to capitalize qualifying computer software costs which are incurred during the application development stage and amortize them over the software's estimated useful life. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. We have adopted this standard effective January 1, 1999. We believe that the adoption of SOP 98-1 will not have a material effect on our results of operations.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting for the Costs of Start-Up Activities (SOP 98-5). This standard requires companies to expense the cost of start-up activities and organization costs as incurred. In general, SOP 98-5 is effective for fiscal years beginning after December 15, 1998. We have adopted this standard effective January 1, 1999. We believe the adoption of SOP 98-5 will not have a material impact on our results of operations.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The statement is not expected to affect us because we do not hold any derivative instruments or conduct any hedging activities.

Year 2000

Our current data processing systems and certain embedded processing systems are not year 2000 compliant. We have developed and are currently executing a comprehensive risk-based plan designed to make our computer systems, those certain embedded processing systems, applications and facilities Year 2000 ready. Our plan covers four stages including (i) inventory, (ii) assessment,
(iii) remediation, and (iv) testing and certification. At year end 1997, we had substantially completed the inventory stage for our owned systems and applications. The assessment and remediation processes are currently underway and we are utilizing both internal and external resources to reprogram, or replace where necessary, and test the software for Year 2000 modifications. The remediation process is targeted to be largely completed by June 30, 1999. Testing and certification of these systems and applications are targeted for completion by September 30, 1999.

Our ongoing transformation from a government research and development organization to a manufacturing company has necessitated system enhancements to accommodate this growth. We are therefore addressing the Year 2000 issue through these planned system augmentations. Total Year 2000 costs for our owned systems and applications were approximately $250,000 in 1998 and currently estimated to be approximately $250,000 in 1999, which we expect to fund through operating cash flows. A majority of these costs are currently believed to be incremental costs that will not recur in the Year 2000 or thereafter.

We are initiating communications with our critical third party relationships to determine the extent to which we may be vulnerable to such parties' failure to resolve their own Year 2000 issues. Where practicable, we will assess and attempt to mitigate our risks with respect to the failure of these entities to be Year 2000 ready through the development of appropriate contingency plans. The effect, if any, on our results of operations from the failure of such parties to be Year 2000 ready, is not presently reasonably estimable.

                               AstroPower, Inc.
             FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 1999

                          PART II: OTHER INFORMATION

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


                                 AstroPower, Inc.


Date:  May 13, 1999              By: /s/      Allen M. Barnett
                                     ----------------------------------------
                                              Allen M. Barnett
                                     President and Chief Executive Officer


Date:  May 13, 1999              By:  /s/       Thomas J. Stiner
                                     ----------------------------------------
                                                Thomas J. Stiner
                                     Vice President and Chief Financial Officer
                                          (Principal Financial Officer)