Form 10-Q
period 1999-06-30
ASTROPOWER INC
filed 1999-08-13
CIK 885672

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

(Mark one)
      X     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
  --------
EXCHANGE ACT OF 1934
                   for the three months ended June 30, 1999

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

                    YES     X     NO
                         -------     -------
   ( Registrant became subject to filing requirements on February 12, 1998)

The number of shares outstanding of the Registrant's common stock, $0.01 par value, as of August 11, 1999, was 8,730,797.

                               AstroPower, Inc.
              FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 1999

                               TABLE OF CONTENTS

                         PART I:  FINANCIAL INFORMATION                                  Page No.
                         ------------------------------                                  --------

ITEM 1.    FINANCIAL STATEMENTS

           .  Balance Sheets - June 30, 1999 (unaudited) and December 31, 1998...............1, 2

           .  Statements of Income (unaudited) -
              Three months and six months ended June 30, 1999 and 1998.......................3

           .  Statements of Cash Flows (unaudited) -
              Six months ended June 30, 1999 and 1998........................................4

           .  Notes to Financial Statements (unaudited)......................................5

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS...............................................6-13

                          PART II:  OTHER INFORMATION
                          ---------------------------

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................14

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..................................................14

           SIGNATURES........................................................................15


Cautionary Note Regarding Forward-Looking Statements
----------------------------------------------------

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

                                ASTROPOWER, INC.

                                 BALANCE SHEETS

                                                                                          June 30             December 31
                                     ASSETS                                                1999                  1998
                                                                                   -------------------    ----------------
CURRENT ASSETS:                                                                          (unaudited)
Cash and cash equivalents........................................................  $        2,149,598           6,545,095
 Accounts receivable:
      Trade, net.................................................................           8,685,613           6,531,144
      Other......................................................................             104,940             116,234
   Inventories...................................................................           6,299,388           3,596,676
   Prepaid expenses..............................................................           1,008,079             159,948
   Deferred tax asset............................................................           1,483,096           1,796,338
                                                                                    -------------------    ---------------
             Total current assets................................................          19,730,714          18,745,435


PROPERTY AND EQUIPMENT:..........................................................          14,758,451          13,275,675
   Less accumulated depreciation and amortization................................          (4,171,783)         (3,654,796)
                                                                                    -------------------    ---------------
                                                                                           10,586,668           9,620,879
                                                                                    -------------------    ---------------
             Total assets........................................................  $       30,317,382          28,366,314
                                                                                     =====================================

                See accompanying notes to financial statements.

                                ASTROPOWER, INC.

                                 BALANCE SHEETS

                                                                          June 30                                 December 31
                                                                     -------------------                     -------------------
                                                                            1999                                     1998
                                                                     -------------------                     -------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                    (unaudited)
CURRENT LIABILITIES:
Accounts payable...................................................  $         3,490,597                                2,629,068
Accrued payroll and payroll taxes..................................              856,933                                  963,243
Accrued expenses...................................................              237,688                                  313,640
                                                                     -------------------                     --------------------
              Total current liabilities............................            4,585,219                                3,905,951

OTHER LIABILITIES:
Deferred compensation and other....................................            1,006,977                                1,197,479
                                                                     -------------------                     --------------------
              Total liabilities....................................            5,592,195                                5,103,430
                                                                     -------------------                     --------------------


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
Common stock.......................................................               87,169                                   85,725
Additional paid-in capital.........................................           26,637,422                               25,956,474
Unearned compensation..............................................             (196,706)                                (245,718)
Accumulated deficit................................................           (1,802,698)                              (2,533,597)
                                                                     -------------------                     --------------------
  Total stockholders' equity.......................................           24,725,187                               23,262,884
                                                                     -------------------                     --------------------
        Total liabilities and stockholders' equity.................          $30,317,382                               28,366,314
                                                                     ===================                     ====================

                See accompanying notes to financial statements.

                               ASTROPOWER, INC.

                             STATEMENTS OF INCOME

                                                                   Three Months Ended June 30
                                                  ------------------------------------------------------------
                                                                        (unaudited)
REVENUES:                                                  1999                                1998
                                                  -----------------------             ------------------------
        Product sales                             $            7,249,725              $             4,670,677
        Research contracts                                       740,412                              716,134
                                                  -----------------------             ------------------------

                 Total revenues                                7,990,136                            5,386,811
COST OF REVENUES:
        Product sales                                          5,286,429                            3,478,329
        Research contracts                                       522,186                              582,155
                                                  -----------------------             ------------------------

                 Total cost of revenues                        5,808,616                            4,060,484
                                                  -----------------------             ------------------------
                 Gross profit                                  2,181,521                            1,326,327
OPERATING EXPENSES:
        Product development expenses                             489,349                              298,771
        General and administrative expenses                      738,112                              664,136
        Selling expenses                                         333,613                              265,037
                                                  -----------------------             ------------------------

                 Income from operations                          620,447                               98,383
OTHER EXPENSE (INCOME):
        Interest expense                                             392                               82,958
        Interest income                                          (15,942)                            (203,047)
                                                  -----------------------             ------------------------

                 Total other expense (income)                    (15,550)                            (120,089)
                                                  -----------------------             ------------------------
NET INCOME BEFORE INCOME TAXES                                   635,996                              218,472
INCOME TAXES                                                     190,799                               10,000
                                                  -----------------------             -----------------------
NET INCOME                                        $              445,197              $               208,472
                                                  =======================             ========================

NET INCOME DATA:
        Net income per share - basic              $                 0.05                                 0.02
                                                  =======================             ========================
        Net income per share - diluted            $                 0.05                                 0.02
                                                  =======================             ========================
        Weighted average shares
            outstanding - basic                                8,680,964                            8,523,820
                                                  =======================             ========================

        Weighted average shares
            outstanding - diluted                              9,703,198                            8,523,820
                                                  =======================             ========================


                                                                  Six Months Ended June 30
                                                  ---------------------------------------------------------
                                                                        (unaudited)
REVENUES:                                                1999                                 1998
                                                  --------------------                 --------------------
        Product sales                             $        13,550,281                  $         8,894,825
        Research contracts                                  1,578,840                            1,421,102
                                                  --------------------                 --------------------

                 Total revenues                            15,129,121                           10,315,927
COST OF REVENUES:
        Product sales                                       9,973,474                            6,530,910
        Research contracts                                  1,136,912                            1,137,925
                                                  --------------------                 --------------------

                 Total cost of revenues                    11,110,386                            7,668,835
                                                  --------------------                 --------------------
                 Gross profit                               4,018,735                            2,647,092
OPERATING EXPENSES:
        Product development expenses                        1,045,759                              608,543
        General and administrative expenses                 1,392,240                            1,183,655
        Selling expenses                                      593,461                              451,173
                                                  --------------------                 --------------------

                 Income from operations                       987,273                              403,721
OTHER EXPENSE (INCOME):
        Interest expense                                          785                              197,589
        Interest income                                       (57,653)                            (338,387)
                                                  --------------------                 --------------------

                 Total other expense (income)                 (56,868)                            (140,799)
                                                  --------------------                 --------------------
NET INCOME BEFORE INCOME TAXES                              1,044,141                              544,519
INCOME TAXES                                                  313,242                               25,000
                                                  --------------------                 --------------------
NET INCOME                                        $           730,899                  $           519,519
                                                  ====================                 ====================

NET INCOME DATA:
        Net income per share - basic              $              0.09                                 0.07
                                                  ====================                 ====================
        Net income per share - diluted            $              0.08                                 0.07
                                                  ====================                 ====================
        Weighted average shares
            outstanding - basic                             8,639,821                            7,336,169
                                                  ====================                 ====================

        Weighted average shares
            outstanding - diluted                           9,543,149                            7,336,169
                                                  ====================                 ====================

                See accompanying notes to financial statements.

                                ASTROPOWER, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                  Six Months Ended June 30
                                                                            ---------------------------------
                                                                                       (unaudited)
                                                                                 1999                 1998
                                                                            -----------            ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ............................................................        $730,899             $519,519
Adjustments to reconcile net income to net
   cash (used in) operating activities:
       Deferred income taxes ..........................................         313,242                    0
       Depreciation and amortization ..................................         516,987              328,244
       Amortization of unearned compensation ..........................          49,012               93,022
       Changes in working capital items:
            Accounts receivable .......................................      (2,154,469)          (1,629,210)
            Inventories ...............................................      (2,702,712)          (1,407,492)
            Prepaid expenses ..........................................        (848,131)              47,744
            Accounts payable and accrued expenses .....................         781,931             (266,066)
            Accrued payroll and payroll taxes .........................        (291,096)             (61,608)
            Advance from customer .....................................           3,646             (289,135)
            Other .....................................................           5,578               64,001
                                                                             -----------          -----------
      Net cash used in operating activities ...........................      (3,595,113)          (2,600,981)


CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures ............................................      (1,482,776)          (3,646,848)
                                                                             -----------          -----------
          Net cash used in investing activities .......................      (1,482,776)          (3,646,848)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net repayments from line of credit ..............................               0             (203,357)
      Repayment of long-term debt .....................................               0           (1,393,174)
      Proceeds from issuance of common stock - stock options ..........         682,392           16,730,939
                                                                              ----------          ------------
Net cash provided by financing activities .............................         682,392           15,134,408
                                                                              ----------          ------------
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS ..................................................      (4,395,497)           8,886,579
CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD ...............................................       6,545,095            4,908,177

CASH AND CASH EQUIVALENTS AT END OF                                          -----------         ------------
    PERIOD ............................................................      $2,149,598          $13,794,756
                                                                             ===========         ============

OTHER NONCASH FINANCING AND INVESTING ACTIVITIES:

During the six months ended June 30, 1998, the Company converted all shares of Series A and Series B Convertible Preferred Stock into common stock on a one-for-one basis.

During the three months ended June 30, 1998, the Company issued stock options for 119,000 shares of common stock to Corning Incorporated.

                See accompanying notes to financial statements.

                               AstroPower, Inc.

                         Notes to Financial Statements
                                 June 30, 1999
                                  (unaudited)


(1)   General
      -------

The accompanying financial statements for the three month and six month periods ended June 30, 1999 and 1998 have been prepared by AstroPower, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission . The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the financial position and operating results of the Company as of and for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The accompanying financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report Form 10-K for the year ended December 31, 1998.

(2)   Recent Events
      -------------

On June 16, 1999 we announced the signing of a term sheet with GPU International Providing for the purchase by GPUI of $7 million of our common stock. We expect that $5 million of the total will be purchased directly from us, and the remaining $2 million will be purchased from Astrosystems, Inc., a founding stockholder which is in the process of a shareholder approved liquidation. GPUI will also receive a warrant for the purchase of 120,700 shares of our common stock at a price of $18.85 per share. We expect this transaction to close in August, after the satisfactory completion of due diligence and the signing of definitive stock purchase and related agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

     We develop, manufacture, market, and sell photovoltaic solar cells, modules and panels for generating solar electric power. Solar cells are semiconductor devices which convert sunlight directly into electricity. Solar electric power is used in on-grid applications by existing electric utility customers to provide a clean, renewable source of alternative or supplementary electric power. Solar electric power is also used off the electric utility grid for many applications in the communications and transportation industries and for rural electrification.

     We were incorporated in 1989 as a successor to a business that was organized in 1983 to develop thin crystalline silicon photovoltaic and related optoelectronic technology. Our initial revenue came from contract research performed primarily for agencies of the United States government. We began commercial solar cell manufacturing operations in 1988 with silicon wafers purchased from third parties. Since then the commercial portion of our business has grown steadily with product sales representing 90.7% of total revenues for the quarter ended June 30, 1999.

     Historically, we have received significant assistance in our transition from primarily a contract research organization to a commercial manufacturer of solar cells, modules and panels. This assistance originated from the U.S. Department of Energy in the form of cost-sharing designed to assist us in expanding our manufacturing capabilities and in reducing our manufacturing costs.

     We currently generate product revenues from the sale of solar cells, modules, and panels. Although we are continuing a significant expansion of our Silicon-Film(TM) manufacturing capacity, the predominant source of our product revenues to date has been single crystal products. We recognize product sales revenue upon shipment. Solar cell prices and manufacturing costs vary depending upon supply and demand in the market for solar cells and modules, order size, yields, the costs of raw materials, particularly reclaimed silicon wafers recycled from the semiconductor industry, and other factors. In addition, we also generate revenue from contracts with various federal government agencies to conduct research on advanced Silicon-Film(TM) products and optoelectronic devices. Generally, these contracts last from 6 months to three years. We recognize research contract revenue at the time costs benefiting the contracts are incurred, which approximates the percentage of completion method.

     Solar cells that we manufacture are sold to original equipment manufacturers that assemble the solar cells into modules. We also sell modules to distributors and value-added resellers. The sale of a module results in substantially more revenue to us than the sale of solar cells due to the value of the additional materials, labor and overhead added during the module assembly process. Accordingly, our product sales are affected not just by changes in total solar cells produced, but by changes in the mix between solar cells and modules sold. The gross margin percentages for modules are less than that of solar cells and as a result, changes in the mix of solar cells and modules sold may affect total product gross margins.

     For the three months ended June 30, 1999, approximately 74.1% of our product revenues was generated by sales to customers located outside the United States. We believe that international sales will continue to account for a significant portion of our product sales for the foreseeable future. Current sales are denominated in U.S. dollars and foreign exchange rate fluctuations have not had an impact on our results of operations.

     Substantially, all of our revenues from government contracts are subject to audit under various federal statutes. Although we have received final written acceptance of our overhead rates through 1993, the Defense Contract Audit Agency is now disputing certain elements of those submissions as well as the overhead rates for 1994 and 1995. The dispute is centered on the effect of our manufacturing operations on our government contract overhead rates during the years of transition from a contract research and development organization to commercial manufacturing. The overhead rates for 1996 have been submitted, but have not yet been audited. This dispute does not affect our overhead rates for 1997, 1998 and 1999, inasmuch as we revised our methodology for determining overhead rates. We believe that adjustments to revenue, if any, will not have a material adverse effect on our business and financial condition, but may impact results of operations.

     We have a joint venture with GPU International and we intend to seek additional alliances with other partners. The terms of certain of these joint ventures and alliances may not permit us to consolidate the financial results of such entities with our financial statements. In these circumstances, we will record our proportionate share of the earnings or loss of the entity using the equity method of accounting and will present such earnings or loss as a separate component of our statement of income.

Results of Operations

Three Months Ended June 30, 1999 and 1998

     Revenues - Our total revenues were $8.0 million for the three months ended June 30, 1999, an increase of $2.6 million or 48.3% from 1998. Product sales were $7.25 million for the three months ended June 30, 1999, an increase of $2.6 million or 55.2% from 1998. Our increase in product sales was due to ongoing strong demand for our products and improvements in manufacturing productivity and capacity at both our manufacturing plants. Contract revenues were $740,000 for the three months ended June 30, 1999, an increase of $24,000 or 3.4% from 1998.

     Gross profit - Our gross profit was $2.2 million for the three months ended June 30, 1999, an increase of $855,000 or 64.5% from 1998. Product gross profit for 1999 was $2.0 million, an increase of $772,000 or 64.7% from 1998. Our product gross margin was 27.1% for the three months ended June 30, 1999. In the similar 1998 period, the product gross margin was 25.5% and it was 25.6% for the three months ended March 31, 1999. Our 1999 product gross margins were affected earlier this year as a result of manufacturing productivity issues that arose in the fourth quarter of 1998 and continued into 1999. The increase in product gross margins in the 1999 second quarter was due to continued improvements in productivity. The product gross margin for the three months ended June 30, 1998 was affected by startup costs pertaining to our second manufacturing facility. Our gross profit on research contracts for the three months ended June 30, 1999 was $218,000, an increase of $83,000 or 62.9% from the 1998 period. Our increase in gross profit on research contracts principally was due to higher effective government contract overhead rates.

     Product development costs - Our product development costs for the three months ended June 30, 1999 were $489,000, up $190,000 or 63.8% from 1998. The increase is due to a higher level of development activity as a result of the incremental government funding.

     General and administrative expenses - Our general and administrative expenses for the three months ended June 30, 1999 were $739,000, an increase of $75,000 or 11.1% from the similar 1998 period. The increase is primarily due to higher levels of salaries as a result of additional positions to support our growth, professional fees and insurance expenses, offset by a reduced level of employee bonus expense.

     Selling expenses - Our selling expenses for the three months ended June 30, 1999 were $334,000, an increase of $68,000 or 25.9% from 1998. The increase is due to higher salary costs as a result of additions to the sales and marketing staff, and higher travel costs, offset by a lower level of employee bonus expense.

     Interest expense - Our interest expense for the three months ended June 30, 1999 was $400, as compared with $83,000 in the similar 1998 period. The decline is due to the paydown of debt in 1998.

     Interest income - Our interest income for the three months ended June 30, 1999 was $16,000, as compared with $203,000 in the 1998 period. The reduction was due to lower cash balances available for investment, as a result of the use of cash for the funding of working capital, capital equipment, debt reduction and the purchase of the assignment of wafer supply contracts discussed in liquidity and capital resources.

     Income taxes - Income taxes for the three months ended June 30, 1999 were $191,000, as compared with $10,000 in 1998. Our 1998 tax provision was limited to alternative minimum tax. In the fourth quarter of 1998, we eliminated the valuation allowance pertaining to the remaining net operating loss carryforward. As a result, our effective tax rate in 1999 has increased to 30% from 4.6% in the 1998 period.

Results of Operations

Six Months Ended June 30, 1999 and 1998

     Revenues - Our total revenues were $15.1 million for the six months ended June 30, 1999, an increase of $4.8 million or 46.7% from 1998. Product sales were $13.6 million for the six months ended June 30, 1999, an increase of $4.7 million or 52.3% from 1998. Our increase in product sales was due to ongoing strong demand for our products and improvements in manufacturing productivity and increases in capacity at both our manufacturing plants. Contract revenues were $1,579,000 for the six months ended June 30, 1999, an increase of $158,000 or 11.1% from 1998. The increase is a result of incremental funding in the first quarter of 1999 on our government contracts for the development of Silicon-Film(TM).

     Gross profit - Our gross profit was $4.0 million for the six months ended June 30, 1999, an increase of $1.4 million or 51.8% from 1998. Product gross profit for 1999 was $3.6 million, an increase of $1.2 million or 51.3% from 1998. Our product gross margin was 26.4% for the six months ended June 30, 1999. In the similar 1998 period, the product gross margin was 26.6%. Our 1999 product gross margins were affected in the first quarter as a result of manufacturing productivity issues that arose in the fourth quarter of 1998 and continued into 1999. The 1998 product gross margin was affected by startup costs pertaining to our second manufacturing facility. Our gross profit on research contracts for the six months ended June 30, 1999 was $442,000, an increase of $159,000 or 56.1% from the 1998 period. Our increase in gross profit on research contracts was due to the higher level of funding on the government contracts, and to higher effective government contract overhead rates.

     Product development costs - Our product development costs for the six months ended June 30, 1999 were $1.0 million, up $437,000 or 71.8% from 1998. The increase is due to a higher level of development activity due in part to the incremental government funding in the 1999 first quarter and the contribution of our resources to supplement this funding in the six months ended June 30, 1999.

     General and administrative expenses - Our general and administrative expenses for the six months ended June 30, 1999 were $1,393,000, an increase of $209,000 or 17.6% from the similar 1998 period. The increase is primarily due to higher levels of salaries as a result of additional positions to support our growth, professional fees and insurance expenses, offset by a reduced level of employee bonus expense. Certain of these increased expenses were incurred as a result of our transition to being a public company through an initial public offering, which was completed in February 1998.

     Selling expenses - Our selling expenses for the six months ended June 30, 1999 were $593,000, an increase of $142,000 or 31.5% from 1998. The increase is due to higher salary costs as a result of additions to the sales and marketing staff, and higher travel costs, offset by a lower level of employee bonus expense.

     Interest expense - Our interest expense for the six months ended June 30, 1999 was $1,000, as compared with $197,000 in the similar 1998 period. The decline is due to the paydown of debt in 1998.

     Interest income - Our interest income for the six months ended June 30, 1999 was $58,000, as compared with $339,000 in the 1998 period. The reduction was due to lower cash balances available for investment, as a result of the use of cash for the funding working capital, capital equipment, debt reduction and the purchase of the assignment of wafer supply contracts discussed in liquidity and capital resources.

     Income taxes - Income taxes for the six months ended June 30, 1999 were $313,000, as compared with $25,000 in 1998. Our 1998 tax provision was limited to alternative minimum tax. In the fourth quarter of 1998, we eliminated the valuation allowance pertaining to the remaining net operating loss carryforward. As a result, our effective tax rate in 1999 has increased to 30% from 4.6% in the 1998 period.

Liquidity and Capital Resources

     At June 30, 1999, we had cash of $2.15 million, as compared with $6.5 million at December 31, 1998. The decrease in the cash balance during the 1999 first half was due to increases in accounts receivable and inventory balances and to increases in capital expenditures. In addition to these uses of cash, we made payments totaling $700,000 in the first six months of 1999 for the assignment to us of wafer supply contracts. We will be making additional payments totaling $200,000 over the remainder of 1999. We purchased the assignment of these contracts in order to have more direct access to the wafer manufacturers, which has given us better control over incoming wafers. For the six months ended June 30, 1999, our capital equipment expenditures totaled approximately $1.5 million, with total 1999 expenditures expected to total approximately $2.5 million.

     Our sources of liquidity as of June 30, 1999 consist principally of cash of $2.15 million, and available bank credit lines of $4 million. Any borrowings under our bank facilities will be secured by accounts receivable, inventory and machinery and equipment.

     On June 16, 1999 we announced the signing of a term sheet with GPU International providing for the purchase by GPUI of $7 million of our common stock. We expect that $5 million of the total will be purchased directly from us, and the remaining $2 million will be purchased from Astrosystems, Inc., a founding stockholder which is in the process of a shareholder approved liquidation. GPUI will also receive a warrant for the purchase of 120,700 shares of our common stock at a price of $18.85 per share. We expect this transaction to close in August, after the satisfactory completion of due diligence and the signing of definitive stock purchase and related agreements.

     We expect that our available cash balance, together with projected cash generated from operations, available bank credit lines and the issuance of shares to GPUI will be sufficient to fund our activities through December 31, 2000.

Impact of Recently Issued Accounting Standards

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). This standard requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage and amortize them over the software's estimated useful life. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. We have adopted this standard effective January 1, 1999. The adoption of SOP 98-1 did not have a material effect on our results of operations.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting for the Costs of Start-Up Activities (SOP 98-5). This standard requires companies to expense the cost of start-up activities and organization costs as incurred. In general, SOP 98-5 is effective for fiscal years beginning after December 15, 1998. We have adopted this standard effective January 1, 1999. The adoption of SOP 98-5 did not have a material impact on our results of operations.

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

     In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133 (SFAS 137). SFAS 137 delays the implementation of SFAS No. 133 until the year 2001.

Year 2000

     Our current data processing systems and certain embedded processing systems are not year 2000 compliant. We have developed and are currently executing a comprehensive risk-based plan designed to make our computer systems, those certain embedded processing systems, applications and facilities Year 2000 ready. Our plan covers four stages including (i) inventory, (ii) assessment,
(iii) remediation, and (iv) testing and certification. At year end 1997, we had substantially completed the inventory stage for our owned systems and applications. The assessment and remediation processes are currently underway and we are utilizing both internal and external resources to reprogram, or replace where necessary, and test the software for Year 2000 modifications. The remediation process has been largely completed by June 30, 1999. Testing and certification of these systems and applications are targeted for completion by September 30, 1999.

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

     We are initiating communications with our critical third party relationships, consisting of both customers and suppliers, to determine the extent to which we may be vulnerable to such parties' failure to resolve their own Year 2000 issues. Where practicable, we will assess and attempt to mitigate our risks with respect to the failure of these entities to be Year 2000 ready through the development of appropriate contingency plans. The effect, if any, on our results of operations from the failure of any of these parties to be Year 2000 ready, is not presently reasonably estimable.

                               AstroPower, Inc.
              FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 1999


                          PART II:  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Shareholders was held on June 16, 1999 for the purpose of the following:

            1. To elect two directors
            2. To amend the Company's 1989 Stock Option Plan so as to increase the number of shares available.
            3. To approve the proposed 1999 AstroPower, Inc. Stock Option Plan.
            4. To ratify the appointment of independent accountants.

         Shareholders votes on these proposals follow:

Election of Directors:

              Name                 For              Against           Broker Non-Votes
              ----                 ---              -------           ----------------
    Clare E. Nordquist          6,671,472           34,180                     -
    Charles R. Schaller         6,671,472           34,180                     -

                                                          For     Against  Abstain  Broker Non-Votes
                                                       ---------  -------  -------  ----------------

    Proposal to amend 1989 Stock Option Plan           5,260,497  181,156   54,787       1,209,212

    Proposal to approve 1999                           5,231,722  243,381   21,337       1,209,212
    AstroPower, Inc. Stock Option Plan

    Proposal to ratify appointment of independent      6,695,157    5,500    4,995           -
     accountants


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



                              AstroPower, Inc.


Date:  August 13, 1999        By:  /s/       Allen M. Barnett
                                   ------------------------------------------
                                             Allen M. Barnett
                                   President and Chief Executive Officer



Date:  August 13, 1999        By:  /s/       Thomas J. Stiner
                                   ------------------------------------------
                                             Thomas J. Stiner
                                   Vice President and Chief Financial Officer
                                         (Principal Financial Officer)