Form 10-Q
period 1999-09-30
ASTROPOWER INC
filed 1999-11-15
CIK 885672

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

(Mark one)
      X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
  --------
EXCHANGE ACT OF 1934
                 fOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

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

The number of shares outstanding of the Registrant's common stock, $0.01 par value, as of November 10, 1999, was 11,196,808.

                               AstroPower, Inc.
            FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

                               TABLE OF CONTENTS

                                                                                                     Page No.
                                                                                                     --------
                         PART I:  FINANCIAL INFORMATION
                         ------------------------------
ITEM 1.     FINANCIAL STATEMENTS

            .   Balance Sheets - September 30, 1999 (unaudited) and December 31, 1998............      1, 2

            .  Statements of Income (unaudited) -
                Three months and nine months ended September 30, 1999 and 1998...................      3

            .   Statements of Cash Flows (unaudited) -
                Nine months ended September 30, 1999 and 1998....................................      4

            .   Notes to Financial Statements (unaudited)........................................      5

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS..................................................      6-13


                          PART II:  OTHER INFORMATION
                          ---------------------------

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.....................................................      14


            SIGNATURES...........................................................................      15

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

                               ASTROPOWER, INC.

                                BALANCE SHEETS

                             ASSETS                                    SEPTEMBER 30, 1999              DECEMBER 31, 1998
                                                                     --------------------           --------------------
                                                                          (UNAUDITED)
CURRENT ASSETS:
Cash and cash equivalents.......................................              $   442,703                      6,545,095
Accounts receivable:
   Trade, net...................................................               10,661,256                      6,531,144
   Other........................................................                  130,692                        116,234
Inventories.....................................................                7,106,123                      3,596,676
Prepaid expenses................................................                  858,394                        159,948
Deferred tax assets.............................................                1,207,958                      1,796,338
                                                                     --------------------           --------------------
          Total current assets..................................               20,407,126                     18,745,435

INVESTMENT IN JOINT VENTURES....................................                  490,000                              -

PROPERTY AND EQUIPMENT:                                                        15,670,417                     13,275,675
   Less accumulated depreciation and amortization...............               (4,390,583)                    (3,654,796)
                                                                     --------------------           --------------------
                                                                               11,279,834                      9,620,879
                                                                     --------------------           --------------------
          Total assets..........................................              $32,176,960                     28,366,314
                                                                     ====================           ====================




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               ASTROPOWER, INC.

                                BALANCE SHEETS

                                                                       SEPTEMBER 30, 1999           DECEMBER 31, 1998
                                                                    ---------------------         -------------------
                                                                              (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable.......................................                       $ 4,639,389                   2,629,068
Accrued payroll and payroll taxes......................                           842,513                     963,243
Accrued expenses.......................................                           236,679                     313,640
                                                                    ---------------------         -------------------
         Total current liabilities.....................                         5,718,581                   3,905,951

OTHER LIABILITIES:
Deferred compensation and other........................                           980,768                   1,197,479
                                                                    ---------------------         -------------------
         Total liabilities.............................                         6,699,349                   5,103,430
                                                                    ---------------------         -------------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock...........................................                            87,338                      85,725
Additional paid-in capital.............................                        26,723,182                  25,956,474
Unearned compensation..................................                          (172,199)                   (245,718)
Accumulated deficit....................................                        (1,160,710)                 (2,533,597)
                                                                    ---------------------         -------------------
          Total stockholders' equity...................                        25,477,611                  23,262,884
                                                                    ---------------------         -------------------
            Total liabilities and stockholders' equity.                        32,176,960                  28,366,314
                                                                    =====================         ===================




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                ASTROPOWER, INC.

                              STATEMENTS OF INCOME

                                                THREE MONTHS ENDED SEPTEMBER 30               NINE MONTHS ENDED SEPTEMBER 30
                                         ------------------------------------------      --------------------------------------
                                                          (UNAUDITED)                                   (UNAUDITED)

                                                 1999                     1998                  1999                  1998
                                         ------------------       -----------------      ----------------      ----------------
REVENUES:
   Product sales ...................             $8,584,332             $ 5,247,924           $22,134,613           $14,142,748
   Research contracts...............                770,351                 910,612             2,349,191             2,331,714
                                         ------------------       -----------------      ----------------      ----------------
          Total revenues............              9,354,683               6,158,536            24,483,804            16,474,462
COST OF REVENUES:
   Product sales....................              6,068,258               3,835,657            16,041,732            10,366,567
   Research contracts...............                652,536                 695,938             1,789,448             1,833,862
                                         ------------------       -----------------      ----------------      ----------------
          Total cost of revenues....              6,720,794               4,531,595            17,831,180            12,200,429
                                         ------------------       -----------------      ----------------      ----------------
          Gross profit..............              2,633,889               1,626,941             6,652,624             4,274,033
OPERATING EXPENSES:
   Product development expenses.....                494,711                 340,836             1,540,470               949,379
   General and administrative
     expenses.......................                815,531                 692,282             2,207,773             1,875,938
   Selling expenses.................                395,778                 276,443               989,239               727,616
                                         ------------------       -----------------      ----------------      ----------------
          Income from operations....                927,869                 317,380             1,915,142               721,100
OTHER EXPENSE (INCOME):
   Interest expense.................                  9,621                  86,453                10,406               284,042
   Interest income..................                (11,637)               (180,872)              (69,290)             (519,259)
   Other expense....................                 12,758                       0                12,758                     0
                                         ------------------       -----------------      ----------------      ----------------
          Total other expense (income)               10,742                 (94,419)              (46,126)             (235,217)
                                         ------------------       -----------------      ----------------      ----------------
NET INCOME BEFORE INCOME TAXES......                917,127                 411,799             1,961,268               956,317
INCOME TAXES........................                275,138                  19,000               588,380                44,000
                                         ------------------       -----------------      ----------------      ----------------
NET INCOME..........................                641,989                 392,799             1,372,888               912,317
                                         ==================       =================      ================      ================

NET INCOME DATA:

   Net income per share - basic.....                  $0.07                   $0.05                 $0.16                 $0.12
                                         ==================       =================      ================      ================

   Net income per share - diluted...                  $0.07                   $0.05                 $0.14                 $0.12
                                         ==================       =================      ================      ================

   Weighted average shares
   Outstanding - basic..............              8,725,310               8,527,343             8,653,102             7,578,285
                                         ==================       =================      ================      ================

   Weighted averages shares
   Outstanding - diluted............              9,758,268              10,194,699             9,612,795             9,691,039
                                         ==================       =================      ================      ================




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                ASTROPOWER, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                  NINE MONTHS ENDED SEPTEMBER 30
                                                                                            (UNAUDITED)
                                                                           ------------------------------------------
                                                                                   1999                    1998
                                                                           ------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income............................................................              1,372,888                 912,317
Adjustments to reconcile net income to net cash (used in)
   operating activities:
          Deferred income taxes.......................................                588,380                       -
          Depreciation and amortization...............................                735,787                 558,692
          Amortization of unearned compensation.......................                 73,519                  73,529
          Stock options issued for services...........................                      -                  44,000
          Changes in working capital items:
               Accounts receivable....................................             (4,144,570)             (3,074,788)
               Inventories............................................             (3,509,447)             (1,758,026)
               Prepaid expenses.......................................               (698,446)                (34,125)
               Accounts payable and accrued expenses..................              1,929,713                (455,578)
               Accrued payroll and payroll taxes......................               (120,730)                 19,118
               Advance from customer..................................                  3,646                (437,723)
               Other..................................................               (216,711)                164,774
                                                                           ------------------      ------------------
          Net cash used in operating activities.......................             (3,985,971)             (3,987,810)

CASH FLOWS FROM INVESTING ACTIVITES:
          Capital expenditures........................................             (2,394,742)             (4,483,190)
          Investment in joint ventures................................               (490,000)                      -
                                                                           ------------------      ------------------
               Net cash used in investing activities..................             (2,884,742)             (4,483,190)

CASH FLOWS FROM FINANCING ACTIVITIES:
          Net repayments from line of credit..........................                      -                (203,357)
          Repayments of long-term debt................................                      -              (1,390,174)
          Proceeds from issuance of common stock - stock options......                768,321                 113,361
          Proceeds from issuance of common stock -
             initial public offering..................................                      -              16,612,080
                                                                           ------------------      ------------------
Net cash provided by financing activities.............................                768,321              15,131,910
                                                                           ------------------      ------------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS...................................................             (6,102,392)              6,660,910

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD..........................................................              6,545,095               4,908,177
                                                                           ------------------      ------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD............................            $   442,703             $11,569,087
                                                                           ==================      ==================

OTHER NON-CASH FINANCING AND INVESTING ACTIVITIES

 .    During the nine months ended September 30, 1998, the Company converted all shares of Series A and Series B Convertible Preferred Stock into common stock on a one-for-one basis.
 .    During the nine months ended September 30, 1998, the Company issued stock options for 119,000 shares of common stock to Corning Incorporated.


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                ASTROPOWER, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

(1)  GENERAL

  The accompanying financial statements for the three-month and nine-month periods ended September 30, 1999 and 1998 have been prepared by AstroPower, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the financial position and operating results of the Company as of and for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The accompanying financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report Form 10-K for the year ended December 31, 1998.

(2)  RECENT EVENTS

  On October 18, 1999 the Company completed a follow-on offering of 2,700,000 shares of its common stock at a price to the public of $13.375 per share. Of the 2,700,000 shares sold, 2,025,000 were offered by the Company and 675,000 shares were offered by selling shareholders. The net proceeds to the Company from the sale of the 2,025,000 shares were $25.1 million, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company.

  On November 8, 1999 the Company's underwriters for the follow-on offering of common stock detailed above exercised the entire over-allotment option granted to them by the Company to purchase an additional 405,000 shares. The net proceeds to the Company from the sale of these shares were $5.1 million, after deducting the underwriting discounts and commissions.

  The Company has joint ventures with GPU International and Atersa, S.A., and intends to seek additional alliances with other partners. The joint venture agreements with GPU International and Atersa, S.A. are in their formative stages and are expected to be finalized during the fourth quarter of 1999. The ultimate contractual terms of certain of these joint ventures and alliances may not permit the Company to consolidate the financial results of such entities with the Company's financial statements. In these circumstances, the Company will record its' proportionate share of the earnings or loss of the entity using the equity method of accounting and will present such earnings or loss as a separate component of the Company's statement of income.

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

We were incorporated in 1989 as a successor to a business that was organized in 1983 to develop thin crystalline silicon photovoltaic and related optoelectronic technology. Our initial revenue came from contract research performed primarily for agencies of the United States government. We began commercial solar cell manufacturing operations in 1988 with silicon wafers purchased from third parties. Since then, the commercial portion of our business has grown steadily with product sales representing 91.8% of total revenues for the quarter ended September 30, 1999.

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

For the three months ended September 30, 1999, approximately 67.0% of our product revenues was generated by sales to customers located outside the United States. We believe that international sales will continue to account for a significant portion of our product sales for the foreseeable future. Current sales are denominated in U.S. dollars and foreign exchange rate fluctuations have not had an impact on our results of operations.

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

We have joint ventures with GPU International and Atersa, S.A., and we intend to seek additional alliances with other partners. The joint venture agreements with GPU International and Atersa, S.A. are in their formative stages and are expected to be finalized during the fourth quarter of 1999. The ultimate contractual terms of certain of these joint ventures and alliances may not permit us to consolidate the financial results of such entities with our financial statements. In these circumstances, we will record our proportionate share of the earnings or loss of the entity using the equity method of accounting and will present such earnings or loss as a separate component of our statement of income.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 1999 and 1998

REVENUES - Our total revenues were $9.4 million for the three months ended September 30, 1999, an increase of $3.2 million or 51.9% from 1998. Product sales were $8.6 million for the three months ended September 30, 1999, an increase of $3.3 million or 63.6% from 1998. Our increase in product sales was due to ongoing strong demand for our products and improvements in manufacturing productivity and capacity at both our manufacturing plants. Research contract revenues were $771,000 for the three months ended September 30, 1999, a decrease of $140,000 or 15.4% from 1998. The decline in research contract revenues was due to fewer direct labor hours expended in this area as compared with the previous year, as well as lower effective overhead rates.

GROSS PROFIT - Our gross profit was $2.6 million for the three months ended September 30, 1999, an increase of $1.0 million or 61.9% from 1998. Product gross profit for 1999 was $2.5 million, an increase of $1.1 million or 78.2% from 1998. Our product gross margin was 29.3% for the three months ended September 30, 1999. In the similar 1998 period, the product gross margin was 26.9%. The increase in product gross margins was due to continued improvements in productivity as well as increased production and revenue contribution from our second manufacturing plant which came on-line in the second quarter of 1998. Our gross profit on research contracts for the three months ended September 30, 1999 was $118,000, a decrease of $97,000 or 45.1% from the 1998 period. This decrease is primarily due to lower effective overhead rates.

PRODUCT DEVELOPMENT COSTS - Our product development costs for the three months ended September 30, 1999 were $495,000, up $154,000 or 45.2% from 1998. The increase is due to a higher level of development activity in 1999 for our Silicon-Film products.

GENERAL AND ADMINISTRATIVE EXPENSES - Our general and administrative expenses for the three months ended September 30, 1999 were $816,000, an increase of $124,000 or 17.9% from the similar 1998 period. The increase is primarily due to higher levels of salaries as a result of additional positions to support our growth, professional fees and insurance expenses, offset by a reduced level of employee bonus expense.

SELLING EXPENSES - Our selling expenses for the three months ended September 30, 1999 were $396,000, an increase of $120,000 or 43.5% from 1998. The increase is due to higher salary costs as a result of additions to the sales and marketing staff, and higher travel costs, offset by a lower level of employee bonus expense.

INTEREST EXPENSE - Our interest expense for the three months ended September 30, 1999 was $10,000 as compared with $86,000 in the similar 1998 period. The decline is due to the paydown of debt in 1998.

INTEREST INCOME - Our interest income for the three months ended September 30, 1999 was $12,000, as compared with $181,000 in the 1998 period. The reduction was due to lower cash balances available for investment, as a result of the use of cash for the funding of working capital, capital equipment, debt reduction and the purchase of the assignment of wafer supply contracts discussed in Liquidity and Capital Resources.

INCOME TAXES - Income taxes for the three months ended September 30, 1999 were $275,000, as compared with $19,000 in 1998. Our 1998 tax provision was limited to alternative minimum tax. In the fourth quarter of 1998, we eliminated the valuation allowance pertaining to the remaining net operating loss carryforward. As a result, our effective tax rate in 1999 has increased to 30% from 4.6% in the 1998 period.

RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

REVENUES - Our total revenues were $24.5 million for the nine months ended September 30, 1999, an increase of $8.0 million or 48.6% from 1998. Product sales were $22.1 million for the nine months ended September 30, 1999, an increase of $8.0 million or 56.5% from 1998. Our increase in product sales was due to ongoing strong demand for our products and improvements in manufacturing productivity and increases in capacity at both our manufacturing plants. Research contract revenues were $2,350,000 for the nine months ended September 30, 1999, an increase of $18,000 or 0.8% from 1998.

GROSS PROFIT - Our gross profit was $6.7 million for the nine months ended September 30, 1999, an increase of $2.4 million or 55.7% from 1998. Product gross profit for 1999 was $6.1 million, an increase of $2.3 million or 61.4% from 1998. Our product gross margin was 27.5% for the nine months ended September 30, 1999. In the similar 1998 period, the product gross margin was 26.7%. The increase in product gross margins was due to continued improvements in productivity as well as increased production volumes and revenue contribution from our second manufacturing plant which came on-line in the second quarter of 1998. Our gross profit on research contracts for the nine months ended September 30, 1999 was $560,000, an increase of $62,000 or 12.4% from the 1998 period.

PRODUCT DEVELOPMENT COSTS - Our product development costs for the nine months ended September 30, 1999 were $1.5 million, up $591,000 or 62.3% from 1998. The increase is due to a higher level of development activity for our Silicon-Film products.

GENERAL AND ADMINISTRATIVE EXPENSES - Our general and administrative expenses for the nine months ended September 30, 1999 were $2,208,000, an increase of $332,000 or 17.7% from the similar 1998 period. The increase is primarily due to higher levels of salaries as a result of additional positions to support our growth, professional fees and insurance expenses, offset by a reduced level of employee bonus expense. Certain of these increased expenses were incurred as a result of our transition to being a public company through an initial public offering, which was completed in February 1998.

SELLING EXPENSES - Our selling expenses for the nine months ended September 30, 1999 were $989,000, an increase of $261,000 or 35.9% from 1998. The increase is due to higher salary costs as a result of additions to the sales and marketing staff, and higher travel costs, offset by a lower level of employee bonus expense.

INTEREST EXPENSE - Our interest expense for the nine months ended September 30, 1999 was $10,000, as compared with $284,000 in the similar 1998 period. The decline is due to the paydown of debt in 1998.

INTEREST INCOME - Our interest income for the nine months ended September 30, 1999 was $69,000, as compared with $519,000 in the 1998 period. The reduction was due to lower cash balances available for investment, as a result of the use of cash for the funding working capital, capital equipment, debt reduction and the purchase of the assignment of wafer supply contracts discussed in liquidity and capital resources.

INCOME TAXES - Income taxes for the nine months ended September 30, 1999 were $588,000, as compared with $44,000 in 1998. Our 1998 tax provision was limited to alternative minimum tax. In the fourth quarter of 1998, we eliminated the valuation allowance pertaining to the remaining net operating loss carryforward. As a result, our effective tax rate in 1999 has increased to 30% from 4.6% in the 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, we had cash of $443,000, as compared with $6.5 million at December 31, 1998. The decrease in the cash balance during the nine months ended September 30, 1999 was due to increases in accounts receivable and inventory balances as well as increases in capital expenditures. In addition to these uses of cash, we made payments totaling $800,000 in the first nine months of 1999 for the assignment to us of wafer supply contracts. We will be making an additional payment of $100,000 in the fourth quarter of 1999. These expenditures are being amortized over the life of the related contracts, which remain in effect through December 31, 2000. We purchased the assignment of these contracts in order to have more direct access to the wafer manufacturers, which has given us better control over incoming wafers. For the nine months ended September 30, 1999, our capital equipment expenditures totaled approximately $2.4 million, with total 1999 expenditures expected to total approximately $2.8 million. We also funded investments in two joint ventures aggregating $490,000 during the quarter.

Our sources of liquidity as of September 30, 1999 consist principally of cash of $443,000 and available bank credit lines of $4 million. Any borrowings under our bank facilities will be secured by accounts receivable, inventory and machinery and equipment.

On October 18, 1999, we completed a follow-on offering of 2,700,000 shares of our common stock at a price to the public of $13.375 per share. Of the 2,700,000 shares sold, 2,025,000 were offered by us and 675,000 shares were offered by selling shareholders. Our net proceeds from the sale of the 2,025,000 shares were $25.1 million, after deducting the underwriting discounts and commissions and estimated offering expenses payable by us.

On November 8, 1999 the Company's underwriters for the follow-on offering of common stock detailed above exercised the entire over-allotment option granted to them by the Company to purchase an additional 405,000 shares. The net proceeds to the Company from the sale of these shares were $5.1 million, after deducting the underwriting discounts and commissions.

We expect that our available cash balance, together with projected cash generated from operations, available bank credit lines and the issuance of shares in the follow-on financing will be sufficient to fund our activities over the next four years.

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

YEAR 2000

We have developed and are currently executing a comprehensive risk-based plan designed to make our computer systems, embedded processing systems, applications and facilities Year 2000 ready. Our plan covers four stages including (i) inventory, (ii) assessment, (iii) remediation, and (iv) testing and certification. At year end 1997, we had substantially completed the inventory stage for our owned systems and applications. The assessment and remediation processes were completed by September 1, 1999. Testing and certification of these systems and applications has been largely completed by September 30, 1999.

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

We have continued communications with our critical third party relationships, consisting of both customers and suppliers, to determine the extent to which we may be vulnerable to such parties' failure to resolve their own Year 2000 issues. We have received responses from approximately 40% of the surveys distributed, with all responses stating that Year 2000 issues are being addressed. Where practicable, we will assess and attempt to mitigate our risks with respect to the failure of these entities to be Year 2000 ready through the development of appropriate contingency plans. The effect, if any, on our results of operations from the failure of any of these parties to be Year 2000 ready, is not presently reasonably estimable.

                               AstroPower, Inc.
            FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999



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



                              ASTROPOWER, INC.


DATE:  NOVEMBER 15, 1999      BY:  /S/         Allen M. Barnett
                                   --------------------------------------
                                               Allen M. Barnett
                                   PRESIDENT AND CHIEF EXECUTIVE OFFICER



DATE:  NOVEMBER 15, 1999      BY:  /S/         Thomas J. Stiner
                                   ------------------------------------------
                                               Thomas J. Stiner
                                   VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                           (PRINCIPAL FINANCIAL OFFICER)