Form 10-K
period 1999-12-31
ASTROPOWER INC
filed 2000-03-30
CIK 885672

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K


(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[Fee Required]

For the fiscal year ended December 31, 1999.
                          -----------------

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

[No Fee Required]

For the transition period from _______________ to ________________


    Commission file Number      000-23657
                                ---------

                               AstroPower, Inc.
                     -------------------------------------
            ( Exact name of registrant as specified in its charter)

                 Delaware                                     51-0315869
---------------------------------------------          -----------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
             or organization)                             Identification No.)


              Solar Park, Newark, DE                           19716-2000
--------------------------------------------------------------------------------
      (Address of principal executive officers)                (Zip Code)


  Registrant's telephone number, including area code (302) 366-0400
                                                      --------------

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, Par Value $0.01 Per Share
--------------------------------------------------------------------------------
                               (Title of class)

--------------------------------------------------------------------------------
                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of March 20, 2000, 11,330,103 shares of $0.01 par value common stock were outstanding. The aggregate market value of shares held by non-affiliates as of March 20, 2000 was $363,357,168 based on the bid price of the Common Stock on that date.

     Documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated are as follows: Registrant's definitive proxy statement for its 2000 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2000 (incorporated by reference under Part III).

                                    PART I


Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements involve risks, uncertainties and assumptions as described from time to time in registration statements, annual reports, and other periodic reports and filings of the Company filed with the Securities and Exchange Commission. All statements, other than statements of historical facts, which address the Company's expectations of sources of capital or which express the Company's expectation for the future with respect to financial performance or operating strategies, can be identified as forward looking statements. As a result, there can be no assurance that the Company's future results will not be materially different from those described herein as "believed", "anticipated", "estimated" or "expected", which reflect the current views of the Company with respect to future events. We caution readers that these forward looking statements speak only as of the date hereof. The Company hereby expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which such statement is based.


BUSINESS

Overview

AstroPower develops, manufactures, markets and sells a range of solar electric power products, including solar cells, modules and panels, for the global marketplace. Solar cells are semiconductor devices which convert sunlight into electricity and form the building block for all solar electric power products. Our products are used to generate electricity for users not connected to the utility grid. Such applications include electrification of rural homes and villages, and power supply for equipment in the communications and transportation industries. Our products are also used by customers already connected to the utility grid as a clean, renewable source of alternative or supplemental electricity. Additionally, the Company recently expanded a joint venture agreement with GPU International to generate and sell wholesale solar electric power.

The electricity industry is currently experiencing significant structural change due to federal and state deregulation, which is designed to promote customer choice of electric power provider and to introduce retail competition. In addition, state governments are introducing legislation and implementing various economic incentives to stimulate the use of renewable sources of electricity, including solar power. We believe increased retail competition and the introduction of various economic incentives will stimulate providers to differentiate their power offerings and to include solar electric power among their power options.

While solar electric power is often the most cost-effective source of electric power in selected applications off of the utility grid, the broad utilization of solar electric power on the utility grid has been limited by production costs. We have optimized several stages in the solar cell manufacturing process to progressively reduce production costs while increasing mechanical and electrical yields.

     . Silicon wafer sourcing. Our proprietary manufacturing process utilizes recycled semiconductor wafers that allow us to reduce silicon wafer cost.

     . Equipment and process engineering. Our proprietary equipment and processes allow us to increase our manufacturing productivity and ultimately to generate a higher level of power output per production asset than our competitors. For example, our Silicon-Film(TM) technology allows us to produce large area silicon sheets in minutes.

     . Product design. Our large solar cell design features allow us to generate more power per solar cell.

Our focus on silicon wafer sourcing, equipment and process engineering and product design has allowed us to reduce our production cost per watt and thus to improve our product gross margins.


The Electricity Industry

The electric power industry comprises one of the world's largest industrial segments, with annual electricity revenues in excess of $1 trillion. Approximately $200 billion is spent annually on power generation and delivery equipment. More than 90% of this equipment is utilized in centralized power plants where electricity is generated at a large scale and distributed through a network of conducting cables to end users.

The source and corresponding price of electricity vary based on geographic location of a user and level of existing electricity infrastructure. Generally, customers in urban and suburban locations are served by a central utility network and are considered on-grid customers. In contrast, customers or applications in rural or underdeveloped areas are generally provided electricity through various distributed, off-grid sources of electricity, including solar power.


Structural Change of the Electricity Industry

The electricity industry is currently undergoing significant changes to its basic structure and operating models. In particular, governments in the United States and around the world are changing the model of vertically integrated electric utility monopolies in favor of a deregulated, competitive industry structure. Furthermore, new power generation technologies have expanded users' options for procuring electricity. These developments are expected to lead to:

     . Increased competition. In the United States, certain states are planning a phased introduction of competition, starting with competition among wholesale electricity generators, following with the establishment of independent common-carrier bulk transmission systems and finally leading to the introduction of true retail competition at the end-user level. At the final stage of this process, we expect that individual customers will have as much choice over their electricity provider as they do over their long-distance telephone service provider.

     . New entrants. As competition within the electricity business increases, a number of new companies will emerge and focus on various elements of electricity delivery, such as power generation and retail marketing. In response to this shift, we expect existing electricity providers, as well as new electricity service companies, to develop and promote a broader array of products and services such as solar electric power as a means of segmenting customer demand and defining differentiated brand positioning.

     . Increased customer choice of products and services. In the deregulated environment, customers will have more direct control over the selection of providers and the means of power generation. Consumers have already shown a preference for clean, environmentally friendly renewable energy sources such as solar electric power. We expect this trend to continue as deregulation progresses.

     . Economic incentives. Governments are implementing legislation and introducing various subsidies and set-asides in order to accelerate the commercialization of renewable energy sources such as solar electric power. Specific state laws, subsidy programs and other variables such as sunlight availability can have a significant combined impact on the cost effectiveness of on-grid solar electric power.

Deregulation of the electricity industry is occurring globally, and the rules which govern this process differ significantly among countries. In the United States, deregulation is proceeding on a state-by-state basis. Currently, there are four states that have passed legislation and opened their retail electricity markets to competition (California, Massachusetts, Pennsylvania and Rhode Island), and an additional 19 states have formal deregulation procedures underway.

As part of the deregulation process, governments in Europe, Japan and the United States are implementing legislation and introducing various economic incentives. Renewable energy sources benefit from the following types of governmental assistance.

     .    portfolio standards mandating the use of renewable energy sources

     . direct purchase subsidies to end users to offset up-front capital costs

     . net metering laws which allow end users to sell electricity back into the grid at full retail prices

In Europe and Japan, we estimate that these programs have stimulated the installation of more than 38,000 solar electric power residential systems from 1995 through 1998. In California, which was the first state to fully deregulate its electricity industry, the legislature set aside $54 million in 1998 for solar electric power programs, including a five-year direct subsidy program for homeowners who purchase solar electric power systems.


The Solar Electric Power Industry

A number of new technologies have emerged which can generate electricity in a distributed or point-of-use fashion. Solar electric power is the only method of distributed generation that utilizes a renewable energy source. Solar electric power is highly scalable and reliable, unlike a conventional utility grid that depends critically on economics of large scale and which is subject to power delivery constraints or outages during periods of high demand. Distributed generation can be more cost effective than conventional "central station" generation in the following cases:

     .    users live far from urban centers

     .    only a small amount of electricity is required

     . the capacity of the existing power delivery infrastructure prevents incremental load growth

We also believe that the environmental aspects of the power business will become increasingly important and that public concern about air pollution and global warming will be gradually transformed into policies and legislation favorable to renewable energy sources.

Solar electric power is used in three major market segments:

     . On-grid. In this application, solar electric power is used as an environmentally preferred source of alternative or supplemental electricity for customers already connected to the utility grid. Primarily concentrated in Europe, Japan, and the United States, this application has represented the fastest-growing segment of the solar electric power market for the last three years.

     . Rural electrification. Many of the estimated two billion people still without electricity live in geographic areas not conducive to electrification by means of the electrical grid. For these people, solar electric power can be a cost effective and rapid way in which to acquire electrical service.

     . Telecommunications. Solar electric power is used for a wide variety of applications related to the telecommunications and transportation industries. Examples of these applications include: cellular telephone base stations, fiber-optic and radio repeaters, telemetry and data acquisition systems, traffic information, warning displays, and emergency call boxes.

PV Energy Systems, an independent solar energy research firm, estimates 1999 worldwide solar electric power industry shipments at 202 megawatts. Since 1994, industry shipments have increased at a compound annual growth rate of 33%. During this period, the fastest-growing solar electric power market segment has been for on-grid applications, where consumers already connected to the utility grid are choosing solar electric power as an alternative to conventional on-grid sources. We believe that growth in the on-grid market segment is being driven by customer preference for non-polluting, carbon-free electric power technologies and by the worldwide trend toward deregulation within the electric utility industry.


The Solar Electric Power Challenge

Solar electric power is often the most cost-effective source of electric power in selected applications off the utility grid. While governmental assistance and enhanced consumer choice have accelerated the use of solar electric power for on-grid applications, the utilization of solar electric power for widespread, multiple applications on the utility grid has been limited by production costs. The ability to reduce the cost of solar electric power is driven by three primary factors:

     . Materials sourcing. Reducing raw materials cost must be achieved without compromising product reliability.

     . Equipment and process engineering. Increased process throughput must be achieved while maintaining or improving product performance.

     . Product design. Optimizing product design must be achieved to capture economies of scale and lower production cost per kilowatt hour.

Most of the solar electric power technologies that have been commercialized to date have not adequately reduced costs while maintaining the requisite levels of performance and reliability. These technologies fall into two basic classes - technologies based on ingots of crystalline silicon and technologies based on thin films of semiconductors other than crystalline silicon. The manufacture of ingot-based silicon wafers requires expensive equipment, consumes large amounts of electricity, wastes a significant fraction of the starting material and takes several days to complete. Although thin films appear to offer the potential for reduced cost "on paper", low efficiency, poor stability and high capital costs have hampered the commercialization of thin-film solar electric power technologies to date.


Our Technology Solution

We have developed an innovative and proprietary set of manufacturing technologies and processes for the manufacture of the core building block for solar electric power generation, solar cells. We have optimized several stages in the solar cell manufacturing process to progressively reduce production costs while increasing mechanical and electrical yields. We have also introduced several solar cell design features that allow us to generate more power per solar cell which ultimately reduces the cost per kilowatt hour. Our manufacturing and product approaches address the primary challenges in solar cell production. These include:

     . Silicon wafer sourcing. We have developed two proprietary manufacturing processes that allow us to effectively reduce wafer materials cost. Our recycled wafer technology utilizes scrap silicon wafers from the semiconductor industry for the production of solar cells. Our Silicon-Film technology does not require high-purity silicon and produces large area silicon sheets in a fraction of the time of traditional ingot-based wafer manufacturing. Both of our processes are based on crystalline silicon and build on this material's long history of performance and reliability.

     . Equipment and process engineering. We have designed a range of proprietary equipment and processes that allow us to increase our manufacturing productivity. We believe our manufacturing equipment and processes allow us to generate a higher level of power output per production asset. For example, our Silicon-Film(TM) technology is a continuous high-speed production process that produces silicon wafers in minutes. In contrast, traditional ingot-based silicon wafer manufacturing requires expensive wafer formation and sawing equipment and takes several days to produce the same quantity of solar power.

     . Product design. Our technology allows us to produce solar cells in sizes up to 12", with corresponding power output of up to 10 watts per solar cell. This is approximately 3 times more powerful than the largest solar cell currently available. More powerful solar cells reduce the cost per watt for module assembly and installation because the fixed costs of these operations can be amortized over more watts. Our next-generation Silicon-Film solar cell, currently under development, also incorporates "integrated circuit" concepts that further increase functionality and reduce cost.

Our focus on wafer materials sourcing, equipment and product engineering, and product design have allowed us to significantly reduce our production cost per watt, and has provided us with significant operating leverage to grow our business.


Strategy

Our goal is to become the leading global solar electric power technology company. To achieve this, we intend to:

Maintain our manufacturing and technology advantage

We intend to continue to enhance our manufacturing processes and technologies and to introduce innovative solar based products. We intend to leverage our recycled semiconductor wafer and Silicon-Film(TM) technology platform in order to reduce further solar cell manufacturing costs and increase market share. We have consistently introduced new products to provide our customers with improved levels of functionality, price and performance, and to access new market opportunities. We plan to build on this history of innovation through the continued introduction of new products, including solar cells, modules, systems and solar electric power.

Rapidly expand manufacturing capacity


We intend to capitalize on our manufacturing expertise and replicable method of expanding manufacturing capacity. Since the beginning of 1998 we have increased our manufacturing output by approximately 190%, from a rate of 5.5 megawatts per year at the time of our initial public offering, to a rate of 16 megawatts per year for the fourth quarter of 1999.

Capitalize on deregulation in the on-grid market

We believe that the deregulation of the energy industry is creating a favorable environment to market residential rooftop solar systems to domestic on-grid customers. We intend to target states that are implementing favorable legislation, introducing economic incentives and promoting consumer choice. We established an office in Concord, California to focus on on-grid systems sales.

Expand relationships with module assemblers

In international markets, local module assemblers are often best positioned to deliver customized solutions and to compete for local business. We intend to expand our relationships with selected module assemblers and to offer additional products and services, including factory design, equipment selection, process training and quality assurance. We believe this strategy will allow us to broaden our international reach and to penetrate new markets. We have a joint venture with Atersa, S.A., a leading Spanish module assembler and systems integrator, to provide these services.

Pursue strategic relationships

We intend to continue to pursue strategic relationships to introduce new technologies, enter new geographic markets and attract new customers and pursue additional revenue opportunities. These relationships may take various forms, including cooperative agreements, joint ventures and strategic alliances. Through our GPU Solar joint venture, we are developing capabilities to generate solar electric power in the United States.


Products

We currently sell five classes of products: solar cells, modules, panels, systems and solar electricity.

     . Solar cells are semiconductor devices that convert sunlight directly into electricity by means of a solid-state process known as the photovoltaic effect.

     . Modules are assemblies of solar cells connected together and encapsulated in a weatherproof package.

     . Panels are assemblies of several modules wired together in our factory and mounted on a common support structure. Panels are typically used to reduce field assembly cost in systems where hundreds or thousands of individual modules are required.

     . Systems typically include a group of modules or panels, an optional battery and electronic equipment for power conditioning and control. Our systems are designed for use on residential rooftops.

     . Solar electricity. We have a joint venture with GPU International through which we produce and sell solar electricity to customers under long-term purchase agreements.

Solar cells. Solar cells are the core component inside every solar electric power system. We sell most of the solar cells we produce to independent module assembly companies. These customers assemble our solar cells into modules and sell the modules under their own brand name into a variety of local market applications. We believe that our solar cells are preferred by module assembly company customers over other manufacturers' solar cells for several reasons:

     . our solar cells are significantly thicker than most solar cells, leading to lower rates of breakage during soldering and packaging

     .    our solar cells have specially prepared contacts for ease of soldering

     . our solar cells are the largest and most powerful solar cells on the market today

One of our key strategies has been to capture economies of scale by continuously increasing the size of our solar cells. With our recycled semiconductor wafer process, utilizing single crystal silicon wafers, we capitalized on the movement of the computer chip industry to larger wafers sizes. In 1993, we were one of the first companies to introduce a 5" square single crystal solar cell, which has gradually replaced the earlier 4" solar cell as the industry standard. In 1995, we were the first company to introduce a 6" square single crystal solar cell and we are still one of only two companies offering a product of this size. In 1998, we introduced our first solar cell made using the Silicon-Film(TM) process which we branded under the name APex(TM). This solar cell is identical in size and layout to our 6" single crystal solar cell, which makes it easy for customers already tooled up for this size to add an APex(TM) module to their product line.

We plan to continue to exploit the economies of scale inherent in the processing and packaging of large solar cells in order to reduce costs further and to differentiate us from our competitors, In the first quarter of 2000, we introduced a 4-watt single crystal solar cell that will be approximately 25%
more powerful than any other solar cell currently on the market.   We also plan
to capitalize on the unique large area capability of our Silicon-Film technology to introduce 8" and 12" square APex(TM) solar cells rated for 4.5 watts and 10 watts, respectively.

Modules. Modules are assemblies of solar cells that can be electrically interconnected to achieve virtually any combination of required electricity output. We manufacture modules with power ratings ranging from 30 to 130 watts. Modules at the lower end of this power range are typically used individually to provide small quantities of energy for non-electrified homes or for a variety of small industrial applications in the telecommunications industry. Higher power modules are typically used in larger arrays. Most of our module sales are at the higher power ratings. These modules capitalize on our ability to make larger and more powerful cells than our competitors.

Panels. For systems requiring hundreds or thousands of individual modules, we sell fully assembled panels. Panels are assemblies of high-power unframed modules adhesively bonded to a common support structure and electrically interconnected and tested in our factory. Panels are typically shipped to the job site in reusable shipping racks. The advantage of this product is that we perform much of the electrical and mechanical integration in our factory under controlled conditions, thus lowering our customer's on-site labor costs and
reducing the probability of wiring errors.   We believe that we are the only
solar electric power company to offer fully assembled panels as a standard product.

Systems. Over the past 18 months, we have developed a range of standardized systems that we sell to homeowners. These systems are all designed to operate in parallel with the utility grid and typically generate between 50% and 100% of a home's yearly electricity needs. Solar electric power not consumed on the premises is sold back into the utility grid. The majority of these systems also includes a small storage battery, which allows the systems to be used during a grid outage. We are finding significant customer interest in backup or emergency power. We believe that this interest reflects broad concern by customers about the reliability of the electricity network.

Solar electricity. Through our GPU Solar joint venture, we construct, own, and operate solar electric power plants, and sell electricity on a wholesale basis to power marketing companies for resale to end customers. In this case, our product is electricity, which we sell under a multi-year power purchase contracts.


Contract Research and Development


We selectively pursue contract research programs funded by third parties to help support the development of new technical capabilities and products. These programs have been selected to complement and enhance our long-term development strategy under conditions that permit us to retain the technology developed. We have received substantial third-party funding from various agencies of the U.S. Government. Total sums expended for research, development and manufacturing engineering in the years ended December 31, 1997 and 1998 and 1999 were $3.5 million, $3.7 million, and $4.4 million, respectively. Of those amounts, approximately $2.5 million, $2.3 million, and $2.3 million, respectively, were externally funded and are a component of contract revenue.


Manufacturing

We currently manufacture our products in two facilities in Newark, Delaware, one located in Solar Park and the other in nearby Pencader Corporate Center. Since the beginning of 1998 we have increased our manufacturing output by approximately 190%, from a rate of 5.5 megawatts per year for the first quarter of 1998 to a rate of 16 megawatts per year for the fourth quarter of 1999.
This increase in production output was due to the addition of our new Pencader manufacturing facility, which our manufacturing group brought on line in April 1998.

We intend to expand our manufacturing capacity to approximately 30 megawatts by the end of the year 2000 and to approximately 75 megawatts over the next four years. We believe that our recent experience of building and operating our Pencader plant has allowed us to develop a formal, replicable model for capacity expansion and that this process reduces the risks associated with further capacity expansion. Some of the key elements contributing to this low risk approach are:

     .    utilization of previously proven processes and equipment

     . increases in solar cell size which allow for greater power output with existing production processes

     . flexible manufacturing which enables us to run multiple product configurations through the same line

The manufacturing facilities include a full complement of equipment for wafer, solar cell and module manufacturing and are continually upgraded to improve capacity and product quality. Included in both facilities are equipment to condition wafers by mechanical and chemical means, furnaces for diffusion, printing and firing equipment for applying electrical contacts to solar cells, equipment for applying anti-reflection coatings on solar cells and solar cell testers. Our Pencader facility contains equipment for assembling and testing modules.

The research and development portion of the Solar Park facility is equipped with standard semiconductor device development, fabrication and evaluation equipment, including wafer polishing facilities, seven liquid phase epitaxial growth systems for silicon and compound semiconductor and furnaces for diffusion, oxidation, alloying, and heat treatment; photolithography equipment, vacuum (thermal, e-beam, and magnetron sputtering) deposition for metals and anti-reflection coatings, plating baths for obtaining low resistance contacts, and standard process evaluation equipment including a scanning electron microscope with energy dispersive spectroscopy capability.


     Sales and Marketing

     We pursue both a direct and indirect sales and marketing strategy according to the dynamics of each targeted market. We currently sell solar cells and modules in selected international on-grid, rural and telecommunications markets through our direct sales force. We sell complete systems and intend to sell solar electricity in selected on-grid markets through our indirect partners, including value added resellers, distributors, independent agents and contractors. We currently have relationships with indirect channel partners which allow us to penetrate selected global markets efficiently. Direct sales to certain customer classes and applications affords us a higher level of control and increased participation in downstream margin opportunities, while our cooperation with indirect partners gives us coverage of certain international markets which would be difficult or impossible for us to access directly. The table below explains the relationship between market segments, product types, customer types and sales channel and applications as it relates to our business.

------------------------------------------------------------------------------------------------------------------------------------
     Market                                    On-Grid                                                                 Off-Grid
------------------------------------------------------------------------------------------------------------------------------------

  Market Segment               Buildings                     Solar Power Plants                     Telecommunications

------------------------------------------------------------------------------------------------------------------------------------
  Our Products      . Solar Cells                          . Wholesale Solar Electric Power          . Modules
                    . Modules                                Generated with our Technology
                    . Complete Systems
-----------------------------------------------------------------------------------------------------------------------------------
Customer            . Residential and Commercial           . Power Marketers                         . Original equipment
                      Building Owners, Distributors and    . Traditional Utilities                     manufacturers and Systems
                      Module Assembly Companies                                                        Integrators
------------------------------------------------------------------------------------------------------------------------------------
Sales Channel       . Direct, Internet, Home Builders      . Joint Ventures                          . Direct Sales, Agents,
                      and Electricians                                                                 Distributors and value added
                                                                                                       resellers
------------------------------------------------------------------------------------------------------------------------------------
Applications        Solar electric power systems where     . Wholesale environmentally friendly      . Repeater stations
                    electricity is already available         solar electricity from solar            . Monitoring and telemetry
                    from a utility grid to provide a         electric power plants which is            systems for highways,
                    supplemental, environmentally            typically sold to power marketers         railroads pipelines
                    friendly power source that can also      through long-term purchase              . Emergency call boxes on
                    be resold back into the utility          agreements.100% pure solar power          highways
                    grid.                                                                            . Portable warning signs used
                                                           . Blended electricity products              at highway construction
                    . Roof panels for single family homes                                              sites
                    . Roof panels or exterior panels for   . We have an alliance with GPU
                      commercial buildings                   International to construct and
                                                             jointly operate solar electric power
                                                             plants using our panels.



------------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------
        Market
---------------------------------------------------------------------
Market Segment            Rural Electrification
---------------------------------------------------------------------
Our Products             . Solar Cells
                         . Modules

---------------------------------------------------------------------
Customer                 . Module Assembly Companies, Systems
                           Integrators

---------------------------------------------------------------------
Sales Channel            . Direct
---------------------------------------------------------------------
Applications             . "Solar Home Systems" often located in
                           developing countries to provide basic
                           services such as:

                           - light
                           - radio
                           - television
                           - communications

                         . Wireless pay telephones
                         . Pumps for drinking water
                         . Schools and health clinics
                         . Vacation cabins

---------------------------------------------------------------------

The domestic on-grid market. We believe that the deregulation of the energy industry provides a favorable climate for marketing solar electric power and solar systems to domestic on-grid customers. In order to focus our marketing fforts, we have developed a methodology to identify promising near-term target markets. Factors which we consider in this methodology include:

     .    The addition of renewable energy sources to portfolio standards

     . the existence and extent of direct subsidies or tax benefits for solar electric power systems

     .    the existence of net-metering laws

     .    local retail electricity prices

     .    the quality of the regional sunlight resource

We established an office in Concord, California to focus on on-grid sales. We plan to increase our direct marketing efforts to promote our sales to homeowners in targeted regions and we are developing a web-based on-line shopping tool to allow customers to choose and purchase the system that meets their requirements.

The international on-grid market. The on-grid market has developed more rapidly overseas than in the United States, particularly in Europe and Japan. We serve the international on-grid market primarily through the sale of solar cells, which are assembled into modules and panels by a small number of module assembly customers. These products are incorporated into systems and sold directly to homeowners and building owners or sold through intermediaries such as local
electricians and homebuilders.   Several of our customers have also established
subsidiaries to build, own and operate solar electric power plants and to sell the electricity from these power plants to power marketers and end customers.

Our on-grid module assembly customers have typically established strong brand identity within their regional market and have in some cases developed unique products that incorporate solar cells into building materials such as roof tiles and curtain-wall glazing systems. These building integrated-products are growing in popularity in Europe.

We believe that customers in Europe and Japan are strongly motivated by environmental concerns and that their governments will continue to support renewable energy sources. Therefore, we believe that the international on-grid market will continue to comprise a major fraction of our product revenues for the foreseeable future.

The rural electrification market. This market segment addresses the large number or people throughout the world who are not yet served with electric power. Within this market segment, we typically sell modules directly to original equipment manufacturers who assemble their own complete systems and to systems integrators who design and build systems for end users.

The telecommunications market. This market segment includes a wide variety of telecommunications and related industrial applications. Within this market segment, we typically sell modules to module assemblers who manufacture and sell completed modules and to value added resellers and systems integrators who design and build systems for end users.


Customers

We use a customer acquisition and growth strategy aimed at acquiring new key customers while growing volume with existing customers. First, we target new customers who provide access to high growth market segments while maintaining geographical diversity. Often a new supply relationship with such a customer is as a secondary product supplier. Once a successful supply relationship has been established, our objective is to become the primary product supplier to each new key customer, growing volume within each account.

Sales to our ten largest product customers accounted for approximately 68.0%, 73.0% and 73.7% of total revenues in fiscal 1997, 1998 and 1999. During 1997, sales to Solar Fabrik, an independent module assembler based in Germany, Golden Genesis Company (now Kyocera Solar), a systems integrater located in Arizona, and Atersa, an independent Spanish module assembler and systems integrater. accounted for 17.0%, 12.6% and 12.0% of our total revenues, respectively. During 1998, sales to Atersa and Solar Fabrik accounted for 17.6% and 14.3% of our total revenues, respectively. During 1999, Solar Fabrik, Atersa and Kyocera Solar accounted for 23.7% and 13.6% and 10.3% of our total revenues, respectively. No other product customers represented 10% or more of our total revenues for any such periods. We expect that sales of our products to a limited number of customers will continue to result in a high concentration of sales for the foreseeable future and that the loss of certain of these customers could have a material adverse effect on our business, results of operations and financial condition.

A large percentage of our product sales are to international customers. For the years ended December 31,1999, 1998 and 1997, the approximate geographic breakdown of product revenue from such customers is shown in the table below:

   ----------------------------------------------------------------------------
        Region           Year Ended           Year Ended          Year Ended
                     December 31, 1999    December 31, 1998   December 31, 1997
   ----------------------------------------------------------------------------
     North America          36%                   22%                   27%

   ----------------------------------------------------------------------------

        Europe              54%                   63%                   56%

   ----------------------------------------------------------------------------

        Africa                4%                    9%                    5%

   ----------------------------------------------------------------------------

         Asia                 6%                    6%                   12%

   ----------------------------------------------------------------------------

We anticipate that international customers will continue to account for the majority of product sales for the foreseeable future.


Strategic Alliances
-------------------

GPU Solar. We have expanded the scope of GPU Solar, Inc., our joint venture with GPU International. This venture was originally formed in July 1997 to market residential rooftop systems. GPU International and we are planning to jointly cooperate in the development of products and services that address the significant business opportunities resulting from electric industry restructuring. We both believe that electricity restructuring will create an increasing market for clean solar electric power, and will develop projects to sell solar power into this market. Solar electricity will be sold by GPU Solar and we believe that this product will appeal to customers who are interested in solar electric power, but who may not choose to or be able to install a solar electric power system on their home. In states with retail electricity choice programs, such customers may choose to purchase their electricity from a supplier who offers solar electric power. GPU Solar plans to:

     . identify sites where we can build solar electric power plants of between 100 kilowatt and several megawatts, of capacity. These sites could include commercial factory rooftops, parking structures or undeveloped land.

     .    construct power plants based on our panels.

     . enter into long-term power purchase agreements with power marketers to buy electricity generated by the plant. The typical term for such agreements is expected to be 15 to 20 years.

     . operate the power plants, using subcontracted operating and maintenance services. Because solar electric power systems use no fuel and have no moving parts, ongoing regular operating and maintenance requirements are minimal.

On July 14, 1999, GPU Solar signed its first power purchase agreement with Green Mountain Energy Resources, one of the leading national environmentally friendly power marketers. The contract calls for Green Mountain Energy Resources to take the entire electrical output of a 132 kilowatt power plant located in Northern California for the next 15 years. The plant was completed in September 1999.

Atersa. During 1999, we and Atersa, one of our ten largest product customers, formed a joint venture for the purpose of manufacturing and supplying solar cells to module assemblers worldwide for the off-grid market segment. The joint venture commenced production in February 2000. Significant Spanish government subsidies are available to fund the project, and Atersa has identified up to $3 million in low cost loans and grants to fund plant construction, fit-up and start-up costs. We and Atersa have each contributed $250,000 to the joint venture.

Atersa manufactures modules based exclusively on our solar cells, integrates these modules into systems and markets systems primarily in Europe, Africa and Latin America. As one of the leading systems integrators, Atersa has developed significant expertise in designing, bidding, winning and implementing off-grid projects and programs. Atersa also designs, manufactures and sells module manufacturing equipment and components.


Quality Assurance

We intend to maintain our reputation as a manufacturer and supplier of quality products and to continuously improve the quality of our products and services. Quality testing starts with the wafer, is continued at a several steps during solar cell and module manufacturing and is implemented at each solar cell and module manufacturing step by the staff directly responsible for the daily operation of the manufacturing line. Each operator is trained to recognize and report on the quality of his or her work. Process control issues are communicated to technicians, engineering personnel, supervisors and co-workers and this team works together to effect an immediate corrective action and eliminate the cause of the problem.

Quality assurance measures have enabled us to achieve international and domestic product certifications for many of its modules. In June 1996, the Commission of European Communities issued Qualification Certificates for environmental stability and performance for our standard modules types AP-1106, AP-1206, AP-6105, and AP-7105. In August 1997, we received the Underwriters Laboratory (UL) listing for Silicon-Film(TM) module products which confirms that representative samples of these products have been evaluated by UL and meet applicable UL standards and requirements. We intend to submit all new module products for such approval.

Competition

The market for solar electric power components and systems is intensely competitive. We believe that this market will continue to be intensely competitive, particularly if products with significant cost and performance attributes are developed. We also believe that while a single technology, crystalline silicon, has been dominant throughout the industry's approximately 20 year history, this market will be characterized by future technological change.

A number of large U.S., Japanese and European companies are actively engaged in the development, manufacturing and marketing of solar electric power components and systems. These include BP Solarex, Siemens Solar Industries, Kyocera Corporation, Sanyo Electric Co., Sharp Corp., Shell Solar Energy B.V., ASE GmbH and Canon. All of these companies have significantly greater resources to devote to the research, development, manufacturing and marketing than we do. There are also a large number of smaller companies involved in both the development of, as well as the ongoing manufacturing and marketing of, solar electric power components and systems.

There are a variety of competing technologies currently under active development by a large number of organizations. These technologies include amorphous silicon, cadmium telluride and copper indium diselenide as well as advanced concepts for both bulk, ingot based, and thin film crystalline silicon. Any of these competing technologies could theoretically achieve manufacturing costs per watt lower than the Silicon-Film/TM/ technology developed by us.

We believe that the principal competitive factors in the market for solar electric power components are the following:

     .    price per watt

     .    product reliability, quality and reputation

     .    product performance, primarily conversion efficiency

     .    ease of handling and installation

In addition to direct competition from other solar electric power manufacturers, the wholesale market for solar electric power competes with other environmentally friendly sources of power such as wind and geothermal energy.


Patents and Proprietary Technology

Our success and ability to compete are significantly dependent on our proprietary technology. Our policy is to protect our technologies by filing patent applications with respect to technology considered important to business development. We also rely upon unpatented know-how, continuing technological innovation and the pursuit of licensing opportunities in order to develop and maintain our competitive position. We have been awarded fourteen U.S. patents in the field of photovoltaics and had three patent applications pending as of March 20, 2000. Ten of the fourteen U.S. patents that have been issued and two of the applications that are pending relate to the Silicon-Film(TM) product design and manufacturing process. Of the remaining four patents that have been issued, three protect the design of high performance solar cells using compound semiconductors, and one protects the design of an optical sensor using a compound semiconductor that provides for sensor operation at temperatures much higher than can be employed with conventional elemental materials. The remaining pending application covers the utilization of a unique device design and manufacturing process that enhances the optical efficiency of opto-electronic devices.

We decide on a case-by-case basis whether and in what countries we will file foreign counterparts of a U.S. patent application. International counterparts of four issued patents have been filed under the Patent Cooperation Treaty. We will continue to file other U.S. and international patent applications to protect technology we consider important in providing a market advantage for our products. We believe that our patents offer us a competitive advantage, but there can be no assurance that any patents, issued or in process, will not be intentionally circumvented or infringed upon by others.

In addition to patent protection, we rely on the law of unfair competition and trade secrets to protect our proprietary rights, including our proprietary rights in our Silicon-Film(TM) technology. We consider several elements of the Silicon-Film(TM) manufacturing process to be trade secrets. We attempt to protect our trade secrets and other proprietary information through non-disclosure agreements with our customers and suppliers and limit the dissemination of information to a need-to-know basis. Although we seek to protect our proprietary information, it is possible that others will independently either develop the same or similar information or obtain access to information that we believe is proprietary.

All of our employees and consultants are required to sign confidential information non-disclosure agreements upon the commencement of their employment with us. Our non-disclosure agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. These agreements also provide that all inventions made by the individual shall be our exclusive property. However, these agreements may not provide meaningful protection for our trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information.

Silicon-Film(TM) and APex(TM) are our trademarks.


Environmental Regulations

We use, generate and discharge toxic, volatile or otherwise hazardous chemicals and wastes in our research and development and manufacturing activities. Therefore, we are subject to a variety of federal, state and local governmental regulations related to the storage, use and disposal of these materials. We believe we have all the permits necessary to conduct our business. However, failure to comply with present or future regulations could result in fines being imposed on us, suspension of production or a cessation of operations. We believe that we have properly handled our hazardous materials and wastes and have not contributed to any contamination at any of our premises. We are not aware of any environmental investigation, proceeding or action by federal or state agencies involving our premises. However, under certain federal and state statutes and regulations, a governmental agency may seek recovery and response costs from both operators and owners of property where releases of hazardous substances have occurred or are ongoing. Any failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances could subject us to substantial financial liabilities and could have a material adverse effect on our business, result of operations and financial condition.

Employees

As of March 20, 2000, we had 350 full time employees, of whom 39 were engaged in research and development, 269 in manufacturing, 15 in sales and marketing and 27 in administration. None of our employees are covered by collective bargaining agreements. We have experienced no work stoppages and believe that our employee relations are good.

Eighteen of our management and professional employees have advanced degrees, including four Ph.D.s. To date, we have been able to attract the scientific, engineering, technical and other personnel required by our business. Such experienced professionals are in demand, and we must compete for their services with other organizations which may be able to offer more favorable salary and benefits. Historically, turnover among technical and professional employees has been low.

ITEM 2.  PROPERTIES


From July 1991 through January 1998, all of our administrative, research and manufacturing facilities were located in a 40,000 square foot building built by and leased from the University of Delaware, Newark, Delaware. The initial term of the lease expires on June 2011. However, we may exercise an option to cancel the lease beginning July 2000. The annual cash rental payment for 1999 was $220,800 and increases approximately 6% each year.

In January 1998, we entered into a lease with Liberty Property Limited Partnership for a 60,300 square foot facility to house our Pencader plant. This facility is part of a 130,000 square foot building located in Newark, Delaware, which is approximately six miles from our present facility. The term of the lease is 10 years with two five year renewal options. In January 1999, we entered into an agreement for an additional 20,100 square feet in this facility. The commencement date for the amended lease was June 15, 1999. The existing lease for this facility was extended by one year to become coterminous with the new lease.

The annual rental payment for the first year of the amended lease for 80,400 square feet is $381,900 and increases an average of approximately 2% each year. In addition, we are responsible for our share of annual operating expenses of the building presently estimated at $82,800. The lease also provides for rights of first refusal by us to lease additional space in the building if it becomes available and to purchase the entire building if the owner decides to sell it.

In June 1999, our subsidiary, AstroPowerWest, LLC, entered into a lease with Allied Investments for a 3,000 square foot facility in Concord, California for office and warehouse space. The term of the lease is for three years commencing July 1, 1999 at an annual rent of $28,728 and increases approximately 2.5% each year.

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


                                               High Bid  Low Bid
--------------------------------------------------------------------

1998

     First Quarter (from February 13, 1998)     $10.625  $ 6.000
     Second Quarter                             $10.250  $ 7.625
     Third Quarter                              $ 9.750  $ 6.125
     Fourth Quarter                             $ 9.625  $ 5.875

1999

     First Quarter (through March 19, 1999)     $14.125  $ 8.500
     Second Quarter                             $18.000  $10.875
     Third Quarter                              $17.125  $11.875
     Fourth Quarter                             $14.125  $10.875

2000

     First Quarter (through March 20, 2000)     $ 49.313 $12.500


As of March 20, 2000, there were 392 shareholders of record.


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

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data presented below for each of the three years in the period ended December 31, 1999 and as of December 31, 1999, 1998 and 1997 have been derived from the audited Financial Statements of the Company included elsewhere in this Form 10-K. The selected financial data as of December 31, 1996 and 1995 and for each of the two years in the period ended December 31, 1996 are derived from audited financial statements not included herein. The information set forth below should be read in conjunction with the Company's Financial Statements and the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.


                                                                                           Year Ended December 31,
                                                                                    (in thousands, except per share data)
                                                                           -------------------------------------------------------
                                                                             1999        1998        1997        1996        1995
                                                                           -------     -------     -------     -------     -------
Statement of Operations Data:
Revenues
  Product sales.........................................................   $31,428     $20,206     $13,095     $ 6,237     $ 5,356
  Research contracts....................................................     3,216       2,953       3,512       4,346       4,589
                                                                           -------     -------     -------     -------     -------
     Total revenues.....................................................    34,644      23,159      16,607      10,583       9,945
Cost of revenue:
   Cost of product sales................................................    22,588      14,942       9,311       6,896       4,483
   Cost of research contracts...........................................     2,264       2,297       2,540       2,580       3,029
                                                                           -------     -------     -------     -------     -------
      Total cost of revenues............................................    24,852      17,239      11,851       9,476       7,512
                                                                           -------     -------     -------     -------     -------
      Gross profit......................................................     9,792       5,920       4,756       1,107       2,433
Operating expenses:
    Product development costs...........................................     2,139       1,392       1,007         776         314
    General and administrative expenses.................................     3,567       2,496       1,972       1,859       1,469
    Selling expenses....................................................     1,578         951         854         660         444
                                                                           -------     -------     -------     -------     -------
        Operating income (loss).........................................     2,508       1,081         923      (2,188)        206
Other income (expense):
    Interest expense....................................................       (16)       (252)       (369)       (169)       (115)
    Other income (expense)..............................................       306         598         118          (6)          7
    Equity in joint ventures............................................        62           -           -           -           -
                                                                           -------     -------     -------     -------     -------
        Income (loss) before income tax expense (benefit)...............     2,860       1,427         672      (2,363)         98
Income tax expense (benefit)............................................       594        (985)         20           -           -
                                                                           -------     -------     -------     -------     -------
     Net income (loss)..................................................     2,266       2,412     $   652     $(2,363)    $    98
                                                                           =======     =======     =======     =======     =======

Net income (loss) per share:
     Basic..............................................................   $  0.25     $  0.30     $  0.18     $ (0.64)    $  0.03
     Diluted............................................................   $  0.22     $  0.28     $  0.13     $ (0.64)    $  0.02

Number of shares used in net income (loss) per share calculation:
     Basic..............................................................     9,208       7,956       3,710       3,700       3,697
     Diluted............................................................    10,133       9,572       6,220       3,700       5,362

Balance Sheet Data:                                                                            December 31,
                                                                           -------------------------------------------------------
                                                                             1999        1998        1997        1996        1995
                                                                           -------     -------     -------     -------     -------
Working capital (deficiency)............................................    46,131      14,839     $ 5,608     $  (970)    $ 1,420
Total assets............................................................    64,000      28,366      15,115       7,887       8,615
Short-term debt.........................................................         -           -         316         955         812
Long-term debt..........................................................         -           -       6,277         528         651
Total liabilities.......................................................     6,507       5,103      11,356       4,948       3,894
Redeemable Convertible Preferred Stock..................................         -           -       5,798       5,798       5,798
Total stockholders' equity (deficit)....................................    57,493      23,263      (2,039)     (2,860)     (1,077)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Overview

          We develop, manufacture, market and sell a range of solar electric power products, including solar cells, modules and panels, for the global marketplace. Solar cells are semiconductor devices which convert sunlight into electricity and form the building block for all solar electric power products. Historically, our products have primarily been used to generate electricity for users not connected to the utility grid. Such applications include electrification of rural homes and villages, and power supply for equipment in the communications and transportation industries. More recently our products are also being used by customers already connected to the utility grid as a clean, renewable source of alternative or supplemental electricity. Additionally, through our joint venture agreement with GPU International, we generate and sell wholesale solar electric power.

          We currently generate product revenues from the sale of solar cells, modules, and panels. Although we are continuing a significant expension of our Silicon-Film manufacturing capacity, the predominant source of our product revenues to date has been recycled wafer products. We recognize product sales revenue upon shipment. Solar cell prices and manufacturing costs vary depending upon supply and demand in the market for solar cells and modules, order size, yields, the costs of raw materials, particularly reclaimed silicon wafers recycled from the semiconductor industry, and other factors. Product sales represented 90.7% of total revenues for the year ended December 31, 1999. In addition, we also generate revenue from contracts with various federal government agencies to conduct research on advanced Silicon-Film products and optoelectronic devices. Generally, these contracts last from six months to three years. We recognize research contract revenue at the time costs benefiting the contracts are incurred, which approximates the percentage of completion method.

       For the year ended December 31, 1999, 64% of our product revenues were generated by sales to customers located outside of the United States. We believe that international sales will continue to account for a significant portion of our product sales for the foreseeable future. Current sales are denominated in U.S. dollars and foreign exchange rate fluctuations have not had an impact on our results of operations.

       Solar cells that we manufacture are sold to original equipment manufacturers that assemble the solar cells into modules. We sell modules to distributors and value-added resellers. The sale of a module results in substantially more revenue to us than the sale of solar cells due to the value of the additional materials, labor and overhead added during the module assembly process. Accordingly, our product sales are affected not just by changes in total solar cells produced, but by changes in the mix between solar cells and modules sold. The gross margin percentages for modules are generally less than those of solar cells and as a result, changes in the mix of solar cells and modules sold may affect total product gross margin.

       Substantially all of our revenues from government contracts are subject to audit under various federal statutes. Although we have received final written acceptance of our overhead rates through 1993, the Defense Contract Audit Agency is now disputing certain elements of those submissions as well as the overhead rates for 1994 and 1995. The dispute is centered on the effect of our manufacturing operations on our government contract overhead rates during the years of transition from a contract research and development organization to commercial manufacturing. The overhead rates for 1996 have been submitted, but have not yet been audited. This dispute does not affect our overhead rates for 1997, 1998 and 1999, inasmuch as we revised our methodology for determining overhead rates. We believe that adjustments to revenue, if any, will not have a material adverse effect on our business and financial condition, but may impact results of operations.

Results of Operations

          The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

                                                 Year Ended December 31,
                                              ----------------------------
                                               1999      1998        1997
                                              ------    ------      ------
    Revenues:
      Product sales..........................   90.7%     87.2%       78.9%
      Research contracts.....................    9.3      12.8        21.1
                                              ------    ------      ------
         Total revenues......................  100.0     100.0       100.0
                                              ------    ------      ------

    Cost of revenues:
      Product sales..........................   65.2      64.5        56.1
      Research contracts.....................    6.5       9.9        15.3
                                              ------    ------      ------

         Total cost of revenues..............   71.7      74.4        71.4
                                              ------    ------      ------

         Gross profit........................   28.3      25.6        28.6
    Operating expenses:
      Product development expenses...........    6.2       6.0         6.1
      General and administrative expenses....   10.3      10.8        11.9
      Selling expenses.......................    4.6       4.1         5.1
                                              ------    ------      ------
        Total operating expenses.............   21.1      20.9        23.1
                                              ------    ------      ------
        Income from operations...............    7.2       4.7         5.5

    Other income (expense)...................    1.0       1.5        (1.5)
                                              ------    ------      ------

    Net income before income taxes...........    8.2       6.2         4.0
    Income tax expense (benefit).............    1.7      (4.2)        0.1
                                              ------    ------      ------

    Net income...............................    6.5%     10.4%        3.9%
                                              ======    ======      ======

Comparison of years ended December 31, 1999 and 1998

Revenues Our total revenues for the year ended December 31, 1999 were $34.6 million, an increase of $11.5 million or 49.6% from $23.2 million for the year ended December 31, 1998. Product sales for the year ended December 31, 1999 were $31.4 million, an increase of $11.2 million or 55.5% from $20.2 million for the year ended December 31, 1998. Our increase in product sales was due to increased levels of production from both of our manufacturing facilities, as well as continued strong customer demand. Research contract revenue for the year ended December 31, 1999 was $3.2 million, an increase of $263,000 or 8.9% from $3.0 million for the year ended December 31, 1998.

Gross profit Our gross profit for the year ended December 31, 1999 was $9.8 million, an increase of $3.9 million or 65.4% from $5.9 million for the year ended December 31, 1998. Gross profit on product sales was $8.8 million, an increase of $3.6 million or 67.9% from $5.3 million for the year ended December 31, 1998. Gross profit margin on product sales for the year ended December 31, 1999 was 28.1%, as compared with 26.1% for the year ended December 31, 1998. The increase in product gross margin was due to increases in manufacturing volumes and productivity, which reduced product unit costs.

Gross profit on research contracts for the year ended December 31, 1999 was $952,000, an increase of $296,000 or 45.1% from the year ended December 31, 1998. Gross profit margin on research contracts for the year ended December 31, 1999 was 29.6% as compared to 22.2% for the year ended December 31, 1998. The increase in gross profit and gross margin in 1999 is due to higher effective overhead rates.

Product development expenses Product development expenses for the year ended December 31, 1999 were $2.1 million, an increase of $747,000 or 53.7% from $1.4 million for the year ended December 31, 1998. The increase in product development expenses was attributable to increased levels of engineering and manufacturing support dedicated to the development of our Silicon-Film production process.

General and administrative expenses Our general and administrative expenses for the year ended December 31, 1999 were $3.6 million, an increase of $1.1 million or 42.9% from $2.5 million in 1998. The increase was due to higher levels of bad debt expense, staffing, professional services, and insurance costs.

Selling expenses Our selling expenses for the year ended December 31, 1999 were $1.6 million, an increase of $627,000 or 65.9% from $951,000 for the year ended December 31, 1998. The increase was due to higher levels of staffing, travel and advertising expenses.

Interest expense Interest expense for the year ended December 31, 1999 was $16,000, a decrease of $236,000 or 93.7% from $252,000 for the year ended December 31, 1998. The decrease was due to lower levels of debt outstanding in 1999 as a result of the repayment of a convertible note in the fourth quarter of 1998.

Interest income Interest income for the year ended December 31, 1999 was $338,000, a decrease of $261,000 or 43.6% from $599,000 for the year ended December 31, 1998. The decrease was due to a lower level of cash balances during 1999. However, in the fourth quarter of 1999, the Company completed a follow-on equity financing, raising net proceeds of $30.2 million.

Equity in joint ventures Equity in the results of joint ventures was $63,000 for the year ended December 31, 1999. There was no comparable amount in 1998. One of the ventures was formed in 1999, and the other venture did not have significant operations until 1999.

Income taxes   Income tax expense for the year ended December 31, 1999 was
$594,000, as compared to a benefit of $985,000 for the year ended December 31, 1998. The effective tax rate is lower than the statutory rates principally as a result of research and experimentation tax credits and the benefit of a Foreign Sales Corporation. The 1998 benefit represents the change in the valuation allowance pertaining to the Company's net operating loss carryforward. Net operating loss carryforwards totaling approximately $3.9 million are available through 2011 to reduce federal and state taxable income as of December 31, 1999.

Comparison of Years Ended December 31, 1998 and 1997.

Revenues. Our total revenues for the year ended December 31, 1998 were $23.2 million, an increase of $6.6 million, or 39.5%, from $16.6 million for the year ended December 31, 1997. Product sales for the year ended December 31, 1998 were $20.2 million, an increase of $7.1 million, or 54.3%, from $13.1 million for the year ended December 31, 1997. Our increase in product sales was due to increased levels of production from the addition of a second manufacturing facility in the first half of 1998 as well as improvements in manufacturing technology and manufacturing productivity, allowing us to satisfy a greater percentage of backlog orders. Research contract revenue for the year ended December 31, 1998 was $3.0 million, a decline of $559,000, or 15.9%, from $3.5 million for the year ended December 31, 1997. The decline in research contract revenue, which was expected, was primarily attributable to continued reduction of our contract overhead rates as a result of the ongoing transformation from a government contractor to a manufacturing company.

Gross Profit. Our gross profit for the year ended December 31, 1998 was $5.9 million, an increase of $1.2 million, or 24.5% from $4.8 million for the year ended December 31, 1997. Gross profit on product revenues for the year ended December 31, 1998 was $5.3 million, an increase of $1.5 million from $3.8 million for the year ended December 31, 1997. Gross profit margin on product revenues for the year ended December 31, 1998 was 26.1%, as compared to 28.9% for the year ended December 31, 1997. The change in product gross margin was affected by our expansion into a second manufacturing facility. During the first half of 1998, we incurred start-up costs such as the hiring and training of new employees and facility operating costs, but generated little revenue to offset such costs. In the second half of 1998, the quantities of product manufacturing increased and generated revenues, but the gross margins remained below those of our other manufacturing facility. We expect further improvement in our product gross margins in 1999 as the production levels in the Solar Park facility continue to increase. Product gross margins in the fourth quarter were also affected by disruptions to the manufacturing process caused by the installation of new manufacturing equipment, the qualification of new vendors and the large numbers of new employees required to be hired and trained. These issues are expected to continue to negatively affect our financial results for the first half of 1999.

Gross profit on research contract revenues for the year ended December 31, 1998 was $656,000, a decrease of $316,000, or 32.5%, from $972,000 for the year ended December 31, 1997. Gross profit margin on research contracts revenue for the year ended December 31, 1998 was 22.2% as compared to 27.7% for the year ended December 31, 1997. The decrease in gross profit and gross profit margin was attributable to a reduction in our contract overhead rates as a result of our ongoing transition to a manufacturing company, which reduces the amount of overhead expenses that we previously allocated and billed to government contracts.

Product Development Expenses. Our product development expenses for the year ended December 31, 1998 were $1.4 million, an increase of $385,000, or 38.3%, from $1.0 million for the year ended December 31, 1997. The increase in product development expenses was attributable to increased levels of engineering and manufacturing support dedicated to the development of our Silicon-Film production process.

General and Administrative Expenses. Our general and administrative expenses for the year ended December 31, 1998 were $2.5 million, an increase of $524,000, or 26.6%, from $2.0 million in 1997. The increase was due to increased salary expense due to additional positions to support our growth and the costs of being a public company (legal and accounting fees, liability insurance, printing, stockholders communications) but were offset by a lower level of bonuses.

Selling Expenses. Our selling expenses for the year ended December 31, 1998 were $951,000, an increase of $97,000, or 11.4%, from $854,000 for the year ended December 31, 1997. The increase in selling expenses was due to increased salary, advertising and travel expenses offset by the elimination of sales commissions paid to third parties.

Interest Expense. Interest expense for the year ended December 31, 1998 was $252,000, a decrease of $117,000, or 31.7% from $369,000 for the year ended December 31, 1997. The decline in interest expense was attributable to a reduction in our level of indebtedness, including the repayment of bank debt in March 1998 and the repayment of the $5.0 million convertible promissory note in October 1998.

Interest Income. Interest income (principally net interest income) for the year ended December 31, 1998 was $599,000 as compared with interest income of $114,000 for the year ended December 31, 1997. The increase was attributable to increased cash balances and related levels of interest income as a result of the proceeds of our initial public offering.

Income Taxes. An income tax benefit of $985,000 was recorded for the year ended December 31, 1998 as compared with $20,000 of expense for the year ended December 31, 1997. The 1998 benefit represents the change in the valuation allowance pertaining to the Company's net operating loss carry forwards. The 1997 expense represents the Company's alternative minimum tax liability.

Liquidity and Capital Resources

At December 31, 1999, we had cash of $25.3 million, as compared with $6.5 million at December 31, 1998 and $4.9 million at the end of 1997. Cash used in operating activities of $8.3 million for the year ended December 31, 1999 was principally due to increases in accounts receivable and inventory balances. Cash used in operating activities of $3.1 million for the year ended December 31, 1998 was due principally to increases in accounts receivable and inventory.

Cash used by investing activities of $4.2 million for the year ended December 31, 1999 related to our capital equipment expenditures to increase our manufacturing capacity and to investments in joint ventures of $600,000. Total 1999 capital equipment expenditures were approximately $3.6 million. In 1998, cash used in investing activities was $5.5 million and principally was due to capital expenditures relating to the fit-up of our Pencader plant.

Net cash provided from financing activities of $31.3 million for the year ended December 31, 1999 was due to a follow-on public offering and to proceeds from the exercise of stock options. For 1998, net cash provided from financing activities was $10.2 million, and was comprised of $16.6 million in proceeds from our initial public offering and reduction in debt balances of $6.6 million.

Our sources of liquidity as of December 31, 1999 consist principally of cash of $25.3 million, and available bank credit lines of $4 million. Any borrowings under our bank facilities will be secured by accounts receivable, inventory and machinery and equipment.

We expect that our available cash balance, project cash generated from operations and available bank credit lines will be sufficient to fund our activities for the foreseeable future. In the event we accelerate our manufacturing expansion plans we may need to seek additional funding.

Qualitative and Quantitative Disclosures About Market Risk

We develop products in the United States and market our products in North America as well as in the Europe and Asia Pacific and Africa regions. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because all of our revenues are currently denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the short-term nature of our investments, we believe that there is not a material risk exposure.


Year 2000

We met our Year 2000 project objectives and completed the project prior to year-end. We have not experienced any disruption in our operations as a result of non-compliance of vendors, financial institutions, or other third parties or external systems. At this time, the possibility of a third-party risk arising, which could have a material risk on the company, is not reasonably likely to occur. In 1998 we developed a Year 2000 program to identify, evaluate, test, upgrade, or replace each of our computer based systems in connection with Year 2000 readiness. We completed the process of modifying, upgrading, remediating and replacing major computer related systems that were identified as potentially non-compliant in June 1999. In 1999 we requested letters of compliance from critical external suppliers to determine the status of their efforts to become Year 2000 compliant. Total costs associated with our Year 2000 project were funded with operating cash flow and approximated $400,000, of which approximately $250,000 was incurred in 1998 and approximately $150,000 was incurred in 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and the Independent Auditors' Report thereon are listed under Item 14(a)(1) of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                   PART III

              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Note: The information pursuant to items 10, 11, 12 and 13 is omitted from this report (in accordance with Federal Instruction G for Form 10-K), since the Company is filing with the Commission (by no later than April 30, 1999), a definitive proxy statement pursuant to Regulation 14A, which involves the election of directors at the annual shareholders' meeting of the Company, expected to be held on June 15, 2000.

PART IV

ITEM 14. EXHIBITS FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS OF FORM 8-K

(a)  1.   Consolidated Financial Statements

          -  Independent Auditors' Report
          -  Consolidated Balance Sheets - December 31, 1999 and 1998
          - Consolidated Statements of Income - Years Ended December 31, 1999, 1998, and 1997.
          - Consolidated Statements of Stockholders' Equity (Deficit) - Years ended December 31, 1999, 1998 and 1997.
          - Consolidated Statements of Cash Flows - Years ended December 31, 1999, 1998 and 1997.
          -  Notes to Consolidated Financial Statements

     2.   Financial Schedules attached hereto are as follows:

          -  Independent Auditors' Report
          -  Schedule II - Valuation and Qualifying Accounts.
          - Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

     3.   Exhibits

          Unless otherwise noted, the following exhibits have been filed with the Commission and are incorporated by reference to the following:

    * Registration Statement (No. 333-42591) on Form S-1 filed on December 18, 1997.

   ** Registration Statement (No. 333-86795) on Form S-1 filed on September 9, 1999.

  *** Definitive Proxy Statement for Registrant's 1998 Annual Meeting of Stockholders, filed on May 20, 1998.

 **** Definitive Proxy Statement for Registrant's 1999 Annual Meeting of Stockholders, filed on April 30, 1999.

          2.1 Series A Preferred Stock Purchase Agreement dated September 20, 1989 by and among AstroPower, Inc., et al and the Purchasers named therein.*

          2.2 Series B Stock Purchase Agreement dated between August 1993 and September 1996 by among AstroPower, Inc. et al and the Purchasers named therein.*

          3.1 Form of Amended and Restated Certificate of Incorporation of the Registrant, effective on February 6, 1998.*

          3.2 Form of Amended and Restated By-Laws of the Registrant, effective on February 6, 1998.*

          4.1 Specimen certificate representing the Common Stock of the Registrant.*

          10.1 1989 Stock Option Plan, as amended.*

          10.2 1999 Stock Option Plan****

          10.3 1998 Non-Employee Directors Stock Option Plan***

          10.4 Lease for premises at Solar Park, Newark, Delaware dated July 1, 1991 between the Company and the University of Delaware.*

          10.5 Employment Agreement between the Company and Dr. Allen M. Barnett dated April 1, 1997.*

          10.6 Employment Agreement between the Company and Dr. George W. Roland dated May 1, 1997.*

          10.7   1997 Bonus Plan for Drs. Barnett and Roland.*

          10.8 Amended and Restated Loan Agreement between the Company and Mellon Bank (DE), N.A. dated November 24, 1997.*

          10.9 Amended and Restated Security Agreement between the Company and Mellon Bank (DE), N.A. dated November 24, 1997.*

          10.10 Amended and Restated Line of Credit Note between the Company and Mellon Bank (DE), N.A. dated November 24, 1997.*

          10.11 Amended and Restated Term Loan Note between the Company and Mellon Bank (DE), N.A. dated November 24, 1997.*

          10.12 Business Loan Agreement between the Company and Artisans' Savings Bank dated January 10, 1997.*

          10.13 Promissory Note between the Company and Artisans' Savings Bank dated January 10, 1997.*

          10.14 Commercial Security Agreement between the Company and Artisans' Savings Bank dated January 10, 1997.*

          10.15 Commercial Guaranty between Allen M. Barnett and Artisans' Savings Bank dated January 10, 1997.*

          10.16 Operating Agreement between the Company and GPU International dated July 1, 1997.*

          10.17 Performance Agreement between the Company and GPU International dated July 1, 1997.*

          10.18 Note Purchase Agreement between the Company and Corning Inc. dated August 19, 1997.*

          10.19 Security Agreement between the Company and Corning Inc. dated August 19, 1997.*

          10.20 Promissory Note between the Company and Corning Inc. dated August 19, 1997.*

          10.21 Research and Development Umbrella Agreement between the Company and Corning Inc. dated August 19, 1997.

          10.22  Promissory note to Astrosystems, Inc.

          10.21 Lease for premises at 231 Lake Drive, Newark, Delaware dated January 16, 1998 between the Company and Liberty Property Limited Partnership.

          10.23 Letter Agreement between the Company and Corning Inc. dated October 9, 1998**

          10.24 Lease for premises at 231 Lake Drive, Newark, Delaware dated January 16, 1998 between the Company and Liberty Property Limited Partnership*

          10.25 First Amendment to lease for premises at 231 Lake Drive, Newark, Delaware dated January 26, 1999 between the Company and Liberty Property Limited Partnership**

          10.26 Second Amendment to lease for premises at 231 Lake Drive, Newark, Delaware dated June 28, 1999 between the Company and RREEF America Rait II Corp. E.**

          10.27 Lease for premises in Concord, California dated June 18, 1999 AstroPowerWest, LLC and Allied Investments.**

          10.28 Guaranty of lease for premises in Concord, California dated June 18, 1999 by the Company in favor of Allied Investments.**

          10.29 Commercial Security Agreement between the Company and Wilmington Trust Company dated September 21, 1998.**

          10.30 Business Loan Agreement dated September 21, 1999 between the Company and Wilmington Trust Company.**

          10.31 Promissory Note between the Company and Wilmington Trust Company dated September 21, 1998.**

          10.32 Business Loan Agreement dated November 4, 1998 between the Company and Wilmington Trust Company.**

          10.33 Promissory Note between the Company and Wilmington Trust Company dated November 4, 1998.**

          10.34 Amended and Restated Employment Agreement between the Company and Dr. Allen M. Barnett dated January 7, 2000. *****

          23     Consent of KPMG LLP.*****

          27.1   Financial Data Schedule.******
      *****Filed herewith

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             AstroPower, Inc.


Date:  March 29, 2000        By: /s/ Allen M. Barnett
    -----------------            ---------------------------------
                                 Allen M. Barnett
                                 Chief Executive Officer,
                                 President and Director


Date:  March 29, 2000        By: /s/ Thomas J. Stiner
    -----------------            ---------------------------------
                                 Thomas J. Stiner
                                 Senior Vice President,
                                 Principal Financial Officer
                                 and Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2000.


  /s/ Allen M. Barnett        Director   /s/ Gilbert Steinberg       Director
----------------------------             ------------------------
   Allen M. Barnett                       Gilbert Steinberg


  /s/ George S. Reichenbach   Director   /s/ Clare E. Nordquist      Director
----------------------------             ------------------------
   George S. Reichenbach                  Clare E. Nordquist


  /s/ George W. Roland        Director   /s/ Charles R. Schaller     Director
----------------------------             ------------------------
   George W. Roland                       Charles R. Schaller

                         Independent Auditors' Report


The Board of Directors and Stockholders
AstroPower, Inc.


We have audited the accompanying consolidated balance sheets of AstroPower, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AstroPower, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


                              /s/   KPMG LLP
                              --------------------------

Wilmington, Delaware
February 21, 2000

                       ASTROPOWER, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,
-----------------------------------------------------------------------     -------------------------------
                                      ASSETS                                   1999               1998
-----------------------------------------------------------------------    -------------     --------------
CURRENT ASSETS:

   Cash and cash equivalents...........................................    $ 25,338,239           6,545,095
   Accounts receivable:
      Trade, net of allowance for doubtful accounts of
       $651,726 in 1999 and $70,695 in 1998............................      14,106,031           6,531,144
      Employee receivables.............................................         102,604              84,121
      Other, including amounts due from stockholder....................         315,570              32,113
   Inventories.........................................................       7,823,382           3,596,676
   Prepaid expenses....................................................         747,828             159,948
   Deferred tax asset..................................................       2,280,373           1,796,338
                                                                           ------------      --------------
             Total current assets......................................      50,714,027          18,745,435
INVESTMENT IN JOINT VENTURES...........................................         662,838                   -
PROPERTY AND EQUIPMENT:
   Machinery and equipment.............................................      12,360,339          10,448,628
   Furniture and fixtures..............................................         458,320             334,186
   Leasehold improvements..............................................         978,209             917,698
   Construction in progress............................................       2,963,202           1,575,163
                                                                           ------------      --------------
                                                                             16,760,070          13,275,675
   Less accumulated depreciation and amortization......................      (4,629,442)         (3,654,796)
                                                                           ------------      --------------
                                                                             12,130,628           9,620,879
                                                                           ------------      --------------
             Total assets..............................................    $ 63,507,493          28,366,314
                                                                           ============      ==============

                       ASTROPOWER, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                                  December 31,
--------------------------------------------------------------------------------   -----------------------------------
   LIABILITIES AND STOCKHOLDERS' EQUITY                                                 1999                 1998
--------------------------------------------------------------------------------   --------------       --------------
CURRENT LIABILITIES:
     Accounts payable...........................................................      $ 3,349,921       $    2,629,068
     Accrued payroll and payroll taxes (includes
           $187,758 in 1999 and $185,910 in 1998 due to the
           Company's President and Chief Executive Officer).....................        1,050,525              963,243
     Accrued expenses...........................................................          182,571              313,640
                                                                                   --------------       --------------
              Total current liabilities.........................................        4,583,017            3,905,951
OTHER LIABILITIES:
     Deferred tax liability.....................................................        1,270,587              801,452
     Deferred compensation and other (including amounts due to
          officers and a stockholder)...........................................          160,811              396,027
                                                                                   --------------       --------------
                                                                                        1,431,398            1,197,479
                                                                                   --------------       --------------
              Total liabilities.................................................        6,014,415            5,103,430
                                                                                   --------------       --------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:...........................................................                                     -
     Common Stock, 25,000,000 shares authorized;
            11,227,095 in 1999 and 8,572,455 in 1998 shares issued and
            outstanding, $.01 per share par value...............................          112,271               85,725
     Additional paid-in capital.................................................       57,795,387           25,956,474
     Unearned compensation......................................................         (147,693)            (245,718)
     Accumulated deficit........................................................         (266,887)          (2,533,597)
                                                                                   --------------       --------------
            Total stockholders' equity..........................................       57,493,078           23,262,884
                                                                                   --------------       --------------
            Total liabilities and stockholders' equity..........................   $   63,507,493       $   28,366,314
                                                                                   ==============       ==============

         See accompanying notes to consolidated financial statements.

                       ASTROPOWER, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                       Year Ended December 31,
                                                                       ---------------------------------------------
REVENUES:                                                                  1999           1998             1997
                                                                       -------------   ------------    -------------
        Product sales...............................................   $  31,428,418     20,205,913       13,094,871
        Research contracts..........................................       3,215,659      2,953,196        3,511,898
                                                                       -------------   ------------    -------------

                 Total revenues.....................................      34,644,077     23,159,109       16,606,769
COST OF REVENUES:
        Product sales...............................................      22,587,865     14,942,121        9,311,140
        Research contracts..........................................       2,264,124      2,296,895        2,539,915
                                                                       -------------   ------------    -------------

                 Total cost of revenues.............................      24,851,989     17,239,016       11,851,055
                                                                       -------------   ------------    -------------
                 Gross profit.......................................       9,792,088      5,920,093        4,755,714
OPERATING EXPENSES:
        Product development expenses................................       2,139,322      1,392,251        1,006,979
        General and administrative expenses.........................       3,567,260      2,495,838        1,972,144
        Selling expenses............................................       1,578,045        951,249          853,812
                                                                       -------------   ------------    -------------

                 Income from operations.............................       2,507,461      1,080,755          922,779
OTHER INCOME (EXPENSE):
        Interest expense............................................         (15,951)      (252,200)        (369,233)
        Interest income.............................................         337,939        598,624          113,730
        Other income (expense)......................................         (31,895)             3            4,550
        Equity in earnings of joint ventures........................          62,787              -                -
                                                                       -------------   ------------    -------------

                 Total other income (expense).......................         352,880        346,427         (250,953)
                                                                       -------------   ------------    -------------
INCOME BEFORE INCOME
   TAX EXPENSE (BENEFIT)............................................       2,860,341      1,427,182          671,826
INCOME TAX EXPENSE (BENEFIT)........................................         593,631       (984,632)          20,000
                                                                       -------------   ------------    -------------
NET INCOME..........................................................   $   2,266,710      2,411,814          651,826
                                                                       =============   ============    =============

NET INCOME DATA:
        Net income per share - basic................................   $        0.25           0.30             0.18
                                                                       =============   ============    =============

        Net income per share - diluted..............................   $        0.22           0.28             0.13
                                                                       =============   ============    =============

        Weighted average shares
            outstanding - basic.....................................       9,207,782      7,956,221        3,710,258
                                                                       =============   ============    =============

        Weighted average shares
            outstanding - diluted...................................      10,132,844      9,572,194        6,220,161
                                                                       =============   ============    =============

         See accompanying notes to consolidated financial statements.

                       ASTROPOWER, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                                     Additional
                                                             Preferred Stock                 Common Stock              Paid-in
                                                        -------------------------     --------------------------
                                                          Shares           Amount       Shares           Amount        Capital
                                                        ---------        --------     -----------      ---------    -----------
BALANCE, DECEMBER 31, 1996 .........................      328,909           3,289       3,701,775         37,018      2,697,396
   Issuance of Series B Convertible
   Preferred Stock .................................       11,250             112              --             --         89,888
   Purchase and retirement of Series B
   Convertible Preferred Stock .....................       (3,750)            (37)             --             --        (29,963)
   Common Stock issued .............................           --              --          67,997            680        113,471
   Stock options granted ...........................           --              --              --             --        417,225
   Amortization of unearned compensation............           --              --              --             --             --
   Net income ......................................           --              --              --             --             --
                                                      -----------    ------------    ------------   ------------   ------------

BALANCE, DECEMBER 31, 1997 .........................      336,409    $      3,364       3,769,772   $     37,698   $  3,288,017
   Conversion of Series A Convertible
   Preferred Stock .................................           --              --       1,309,626         13,096      5,785,629
   Conversion of Series B
   Convertible Preferred Stock .....................     (336,409)         (3,364)        336,409          3,364             --
   Common Stock issued .............................           --              --       3,156,648         31,567     16,781,488
   Amortization of unearned compensation............           --              --              --             --             --
   Stock options granted ...........................           --              --              --             --        101,340
   Repayment of note receivable ....................           --              --              --             --             --
   Net income ......................................           --              --              --             --             --
                                                      -----------    ------------    ------------   ------------   ------------


BALANCE, DECEMBER 31, 1998 .........................           --    $          0       8,572,455   $     85,725   $ 25,956,474
                                                      -----------    ------------    ------------   ------------   ------------

Common Stock issued ................................           --              --       2,654,640         26,546     31,240,826
Amortization of unearned compensation ..............
Tax benefit from stock options exercised............           --              --              --             --        598,087
Net income .........................................
                                                      -----------    ------------    ------------   ------------   ------------

BALANCE, DECEMBER 31, 1999 .........................           --    $          0      11,227,095        112,271     57,795,387
                                                      ===========    ============    ============   ============   ============
                                                                   Note         Unearned        Accumulated
                                                               Receivable     Compensation        Deficit            Total
                                                             ------------    -------------     ------------      ------------
BALANCE, DECEMBER 31, 1996 ................................            --              --        (5,597,237)       (2,859,534)
   Issuance of Series B Convertible
   Preferred Stock ........................................            --              --                --            90,000
   Purchase and retirement of Series B
   Convertible Preferred Stock ............................            --              --                             (30,000)
   Common Stock issued ....................................       (79,125)             --                --            35,026
   Stock options granted ..................................            --        (417,225)               --
   Amortization of unearned compensation...................            --          73,482                --            73,482
   Net income .............................................            --              --           651,826           651,826
                                                             ------------    ------------      ------------      ------------

BALANCE, DECEMBER 31, 1997 ................................  $    (79,125)   $   (343,743)     $ (4,945,411)     $ (2,039,200)
   Conversion of Series A Convertible
   Preferred Stock ........................................            --              --                --         5,798,725
   Conversion of Series B
   Convertible Preferred Stock ............................            --              --                --                --
   Common Stock issued ....................................                            --                --        16,813,055
   Amortization of unearned compensation...................            --          98,025                --            98,025
   Stock options granted ..................................            --                                             101,340
   Repayment of note receivable ...........................        79,125              --                --            79,125
   Net income .............................................            --                         2,411,814         2,411,814
                                                             ------------    ------------      ------------      ------------

BALANCE, DECEMBER 31, 1998 ................................  $          0    $   (245,718)     $ (2,533,597)     $ 23,262,884
                                                             ------------    ------------      ------------      ------------

Common Stock issued .......................................            --              --                --        31,267,372
Amortization of unearned compensation .....................                        98,025                              98,025
Tax benefit from stock options exercised...................            --              --                --           598,087
Net income ................................................                                       2,266,710         2,266,710
                                                             ------------    ------------      ------------      ------------

BALANCE, DECEMBER 31, 1999 ................................  $          0        (147,693)         (266,887)       57,493,078
                                                             ============    ============      ============      ============

         See accompanying notes to consolidated financial statements.

                       ASTROPOWER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Year Ended December 31,
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                1999             1998               1997
---------------------------------------------------------------------------------------------    --------------     -------------
   Net income.............................................................    $     2,266,710         2,411,814           651,826
   Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
       Deferred income taxes..............................................            551,946          (994,886)                -
       Depreciation and amortization......................................          1,078,559           796,601           545,066
       Equity in earnings of unconsolidated affiliate.....................            (62,787)                -                 -
       Common stock issued for services...................................                  -                 -            18,500
       Stock options issued for services..................................                  -            50,670                 -
       Amortization of unearned compensation..............................             98,025            98,025            73,482
       Loss from disposition of property and equipment....................             31,465                 -                 -
       Changes in working capital items:
            Accounts receivable...........................................         (7,876,827)       (3,285,306)       (1,313,264)
            Inventories...................................................         (4,226,706)       (1,994,355)         (388,133)
            Prepaid expenses..............................................           (587,880)          190,523          (291,201)
            Accounts payable and accrued expenses.........................            589,784           233,649           719,000
            Accrued payroll and payroll taxes.............................             87,282           (15,013)          313,736
            Advance from customer.........................................                  -          (610,891)          277,355
            Deferred compensation and other...............................           (226,924)          (16,822)          (16,562)
                                                                              ---------------   ---------------    --------------
      Net cash provided by (used in) operating
           activities.....................................................         (8,277,353)       (3,135,991)          589,805

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures................................................         (3,596,825)       (5,474,689)         (893,920)
      Investment in joint ventures........................................           (600,050)                -                 -
                                                                              ---------------   ---------------    --------------

          Net cash used in investing activities...........................         (4,196,875)       (5,474,689)         (893,920)
                                                                              ---------------   ---------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of long-term debt............................                  -                 -         6,033,076
      Net repayments from line of credit..................................                  -          (203,357)         (327,843)
      Repayment of long-term debt.........................................                  -        (6,390,174)         (594,396)
      Proceeds from issuance of common stock-stock options................            869,957           229,049            16,525
      Proceeds from issuance of common stock
       - public offering..................................................         30,182,594        16,612,080                 -
      Proceeds from issuance of stock-401(k) plan.........................            214,821                 -
      Proceeds from issuance of preferred stock...........................                  -                 -            90,000
      Repurchase of preferred stock.......................................                  -                 -           (30,000)

                                                                              ---------------   ---------------    --------------
Net cash provided by financing activities.................................         31,267,372        10,247,598         5,187,362
                                                                              ---------------   ---------------    --------------

NET INCREASE IN CASH AND
    CASH EQUIVALENTS......................................................         18,793,144         1,636,918         4,883,247
CASH AND CASH EQUIVALENTS AT
    BEGINNING OF YEAR.....................................................          6,545,095         4,908,177            24,930

CASH AND CASH EQUIVALENTS AT END OF
                                                                              ---------------   ---------------    --------------
    YEAR..................................................................         25,338,239         6,545,095         4,908,177
                                                                              ===============   ===============    ==============

SUPPLEMENTAL DISCLOSURE:
    Interest paid.........................................................             14,296           597,190           160,544
                                                                              ===============   ===============    ==============
    Taxes paid............................................................             96,700            31,000                 -
                                                                              ===============   ===============    ==============

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

         See accompanying notes to consolidated financial statements.

                       ASTROPOWER, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 (1) Summary of Significant Accounting Policies

     Description of Business

         The Company operates in only one business segment, as substantially all of its combined revenues, net income and assets are derived from the development, manufacturing, marketing and sale of PV solar cells, modules and panels for generating solar electric power. Solar cells are semiconductor devices which convert sunlight directly into electricity. Solar electric power is used off the electric utility grid for many applications in the communications and transportation industries and in remote villages and homes. Solar electric power is also used in on-grid applications by existing electric utility customers to provide a clean, renewable source of alternative or supplementary electric power. Availability of silicon wafers, a significant raw material in the Company's manufacturing process, is subject to market conditions in the semiconductor industry, however, the Company is not dependent on a single supplier or only a few suppliers. See Note 11.

         The Company owns 50% interests in two joint ventures. Such investments are accounted for under the equity method.

     Principles of Consolidation and Basis of Presentation

         The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

     Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

     Fair Value of Financial Instruments

         The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable and accrued expenses. The carrying values of cash, accounts receivable, accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these balances.

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

         Included in machinery and equipment at December 31, 1999 and 1998 were $8,934,133 and $8,175,354 respectively, representing self-constructed assets. In costing the equipment, the Company uses a full cost approach whereby direct material, direct labor and related overhead costs are capitalized. The total labor and overhead costs of self-constructed assets capitalized for the years ended December 31, 1999 and 1998 and 1997, were $834,640, $828,009, and $176,397 respectively.

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

     Product Development Expenses

          These expenses represent the material, labor and overhead costs incurred to develop processes in support of the Company's Silicon-Film wafer, solar cell and module engineering effort which are not funded by research contracts.

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

 (2) Inventories

          A summary of inventories is as follows:

                                           December 31,
                                     ----------------------

                                        1999         1998
                                     ----------   ---------

               Raw materials         $5,014,912   2,995,166
               Work-in-process          550,069     138,927
               Finished goods         2,258,401     462,583
                                     ----------   ---------

                                     $7,823,382   3,596,676
                                     ==========   =========


(3)  Debt

         The Company has a $1 million line of credit agreement with a financial institution, secured by accounts receivable and bearing interest at the prime rate and a $3 million revolving line of credit facility with a financial institution. Security for the facility, which bears interest at the prime rate, is accounts receivable, inventory and property and equipment. These facilities expire in September 2001. There were no borrowings against these facilities at December 31, 1999.

(4)  Income Taxes

          Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income as a result of the following:

                                                                                            December 31,
                                                                     ------------------------------------------------------
                                                                        1999                   1998                  1997
                                                                     ----------             ----------            ---------
Computed "expected" tax expense....................................  $  972,516                485,242              228,421
Utilization of net operating loss carryforwards....................           -               (205,266)             (17,685)
State income tax expense (benefit), net of federal.................      32,208                (80,651)              20,761
Change in valuation allowance......................................           -             (1,809,315)             135,928
Change in tax rates................................................           -                242,107                    -
Foreign sales corporation..........................................    (144,777)                     -                    -
Tax credits........................................................    (132,462)                     -                    -
Tax liability in excess (less than) provision......................    (182,826)               185,579             (347,425)
Other..............................................................      48,972                197,672                    -
                                                                     ----------             ----------            ---------

Actual tax expense (benefit).......................................  $  593,631               (984,632)              20,000
                                                                     ==========             ==========            =========

     Income tax expense (benefit) for the years 1999, 1998 and 1997 consists of:

                                             1999      1998         1997
                                          ---------  ---------    --------
Current:
     Federal.............................    41,685  $  10,254      20,000
     State...............................         -          -           -
Deferred:
     Federal.............................   504,465   (872,688)          -
     State...............................    47,481   (122,198)          -
                                          ---------  ---------    --------
Total income tax expense (benefit).......   593,631   (984,632)     20,000
                                          =========  =========    ========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                                             December 31,
                                                                               ----------------------------------------
                                                                                   1999           1998          1997
                                                                               -----------    ----------    -----------
Deferred tax assets:
  Deferred revenue...........................................................  $         -             -        242,780
  Advances from customer and accrued expenses................................      416,436       417,159        323,698
  Federal and state net operating loss carry forward.........................    1,469,650     1,301,454      2,021,628
  Tax credits................................................................      284,449             -              -
  Other......................................................................      109,838        77,725              -
                                                                               -----------    ----------    -----------
  Total gross deferred tax assets............................................    2,280,373     1,796,338      2,588,106
  Less valuation allowance...................................................            -             -     (1,809,315)
                                                                               -----------    ----------    -----------
Net deferred tax assets......................................................    2,280,373     1,796,338        778,791
Deferred tax liabilities:
  Plant and equipment, due to differences
    in depreciation methods and basis........................................   (1,223,572)     (801,452)      (778,791)
  Other......................................................................      (47,015)            -              -
                                                                               -----------    ----------    -----------
  Deferred tax liabilities...................................................   (1,270,587)     (801,452)      (778,791)
                                                                               -----------    ----------    -----------
Net deferred amount..........................................................  $ 1,009,786       994,886              -
                                                                               ===========    ==========    ===========

         The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The reversal of the valuation allowance in 1998 resulted from management's assessment that is was more likely than not that the deferred tax assets would be realized. At December 31, 1999, the Company has net operating loss carryforwards for federal income tax purposes of approximately $3.9 million which are available to offset future federal and state taxable income, if any, through 2011.


(5)  Operating Lease Obligations

          The Company leases a 40,000 square foot building from the University of Delaware (the "University"). Although the lease agreement is for a term of 20 years (expiring June 30, 2011), the Company may cancel the lease after nine years (June 30, 2000) with twelve months notice of cancellation. Accordingly, only payments through June 30, 2001 have been included below. In January 1998, the Company entered into an operating lease agreement for a 60,300 square foot facility for its second manufacturing facility. In January 1999, the Company entered into an agreement for an additional 20,000 square feet in this facility. The scheduled cash payments over the next five years differ from rental expense calculated under the straight-line method. The following summarizes expected charges to rent expense contrasted with expected cash outflow as required by the lease agreements for all facilities (which includes the University lease payments through June 2001):

                                                   Annual Rent     Expected
                                                     Expense    Cash Payments
                                                   -----------  -------------
               December 31, 2000.................. $  737,292       695,592
               December 31, 2001..................    624,606       602,646
               December 31, 2002..................    490,290       476,472
               December 31, 2003..................    475,212       469,434
               December 31, 2004 and thereafter...  2,613,666     2,710,914

          Total rent expense charged to operations for the years ended December 31, 1999, 1998 and 1997 amounted to approximately $703,000, $596,000 and
     $242,000 respectively.


(6)  Related Parties

          At December 31, 1999 and 1998, the Company owed its President and Chief Executive Officer $187,758 and $370,696, respectively, in the form of salary and automobile reimbursements. The amounts are related to the excess of the negotiated annual salary and monthly auto allowance under a contract which ended March 31, 1997 over the amounts actually paid to such person. On December 15, 1997, the Company agreed that one-third of this amount will be paid per year in each of 1998, 1999 and 2000, with interest on the unpaid balance at 6% per year from January 1, 1998.

          During the year ended December 31, 1999 the Company's sales to its two joint ventures totaled $2,135,000. At December 31, 1999 amounts due from these joint ventures totaled $754,455 and were included in the caption "Accounts receivable - trade".


(7)  Employee Benefit Plan

          The Company maintains a defined contribution plan under the provisions of Internal Revenue Code Section 401(k). Employees having attained the age of 21 and with one month of service are eligible to participate and make voluntary contributions to the plan. The amount charged to expense for the years ended December 31, 1999, 1998 and 1997 was $140,000, $150,000 and
     $145,000, respectively. The Company does not provide any postemployment benefits.

(8)  Capital Stock

          In the first quarter of 1998, the Company completed an initial public offering of its common stock, raising net proceeds to the Company of $16,612,000, and converted all the then outstanding shares of Series A and Series B Preferred Stock into Common Stock so that no shares of Preferred Stock are currently outstanding. Contemporaneous with the initial public offering, the Company amended and restated its Certificate of Incorporation to provide for, among other things, an increase in the number of authorized shares of Common Stock from 15,000,000 to 25,000,000; authority to issue up to 5,000,000 shares of one or more series of preferred stock and authorized the Board of Directors to fix and determine the relative rights, preferences and limitations of each class or series so authorized without any further vote or action by the stockholders; and to effect a reverse stock split in the form of three shares for every four shares outstanding. All share and per share information in the accompanying financial statements have been retroactively adjusted to give effect to the reverse stock split.

          In the fourth quarter of 1999, the Company completed a follow-on public offering of its common stock, raising net proceeds to the Company of $30,183,000.


(9)  Employee Stock Option Plan

          The Company adopted a Stock Option Plan ("the 1989 Plan") in 1989 under which a total of 1,920,000 shares are currently reserved for issuance to employees including officers and directors who are employees or consultants. The 1989 Plan expired in December 1999. Options granted pursuant to the 1989 Plan were either incentive stock options or non-qualified stock options. The Plan was administered by the Board of Directors which selected the employees to whom the options are granted, determined the number of shares subject to each option, set the time or times when the options will be granted, determined the time when the options may be exercised and established the market value of the shares at the date of grant and exercise date. The Plan provided that the purchase price under the option shall be at least 100 percent of the fair market value of the shares of the Company's Common Stock at the date of grant. The options are not transferable. There are limitations on the amount of incentive stock options that an employee can be granted in a single calendar year. The terms of each option granted under the 1989 Plan are determined by the Board of Directors, but in no event may such term exceed ten years. Incentive stock options generally vest over a four-year period, with vesting occurring 25% per year on the anniversary date of the option award.

          In 1999, the Company adopted the 1999 Stock Option Plan ("the 1999 Plan"), under which a total of 600,000 shares are currently reserved for issuance. The principal provisions of the 1999 Plan are similar to those described above for the 1989 Plan, except that options may be transferred under certain limited circumstances.

          In 1998, the Company adopted the 1998 Non-Employee Directors' Stock Option Plan ("Directors' Plan"), under which a total of 160,000 shares are currently reserved for issuance to non-employee directors. The Directors' Plan is administered by a committee of the Board of Directors. The Directors' Plan provides that the purchase price under the option shall be the fair market value of the shares of common stock on the date of grant.

          In 1999, the Company has granted to an executive officer a separate stock option for the purchase of 90,000 shares of the Company's common stock at $12.125 per share. The options vest over a four-year period at 25% per year on the anniversary date of the option award. In addition, pursuant to separate stock options, in 1999 the Company has granted to its five outside directors options to purchase a total of 60,000 shares of the Company's common stock at $12.125 per share. Of these shares, 15,000 are immediately vested and the balance vests ratably over the following three years.

          Stock option transactions during the years ended December 31, 1997, 1998 and 1999 are summarized below:

                                                                        Exercise                Weighted
                                                                     Price Range -               Average
                                                       Shares          Per Share                Exercise
                                                                                                 Price
                                                    -----------      -------------              --------
Balance, December 31, 1996                             628,912       $  0.33-$4.00                 3.51
     Granted......................................     546,233       $  3.12-$5.33                 4.65
     Exercised....................................     (63,352)      $  0.33-$4.00                 1.51
     Cancelled....................................     (22,846)      $  0.67-$4.00                 3.89
                                                    ----------

Balance, December 31, 1997........................   1,088,947                                     4.00
     Granted......................................     801,875       $ 6.00-$10.25                 8.74
     Exercised....................................     (45,730)      $ 6.00-$10.00                 3.28
     Cancelled....................................     (35,570)      $ 6.00-$10.00                 6.41
                                                    ----------                                   ------

Balance, December 31, 1998........................   1,809,522                                   $ 6.07
     Granted......................................     804,333       $9.38 - 17.88                11.91
     Exercised....................................    (208,195)      $0.33 - 11.88                 4.22
     Cancelled....................................    (119,154)      $0.33 - 16.75                 8.03
                                                    ----------                                   ------

Balance, December 31, 1999........................   2,286,506                                   $ 8.19
                                                    ==========                                   ======


     The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 1999:

                                     Options Outstanding                                         Options Exercisable
         -----------------------------------------------------------------------------     --------------------------------
               Range of                      Weighted average
              exercise                        remaining life          Weighted average                     Weighted average
               Prices          Shares            in years             exercise price         Shares        exercise price
         ---------------   -----------       ----------------        -----------------     ---------      -----------------
         $  0.33 - $3.12      150,112              3.87                   2.98              150,112               2.98
         $  4.00 - $4.00      486,236              6.17                   4.00              391,262               4.00
         $  5.33 - $8.00      392,325              7.83                   6.63              121,761               6.29
         $  8.25 - $9.38      262,600              8.36                   8.59               58,557               8.60
         $ 9.63 - $10.00      229,708              8.76                   9.92               94,883               9.97
         $10.00 - $10.25       80,000              8.37                  10.25               40,000              10.25
         $10.31 - $11.88      334,250              9.28                  11.83               20,250              11.77
         $12.00 - $12.13      258,200              9.93                  12.13               20,000              12.13
         $12.25 - $17.88       93,075              9.58                  13.87                4,875              14.80
                           -------------------------------------------------------------------------------------------

                            2,286,506              7.91                   8.19              901,700             $ 5.76
                          ===========            =======                ======            =========            =======


          Prior to the adoption of the plans, the Company had a compensatory stock plan for the issuance of shares to employees and consultants. At December 31, 1998, the Company had reserved 39,999 shares for a commitment under this plan. The balance sheet caption "Accrued payroll and payroll taxes" contains a provision for these shares.

          The Company applies APB Opinion 25 and related interpretations in accounting for stock options issued to employees. During the year ended December 31, 1997, unearned compensation expense with respect to stock options granted at less than fair market value at the date of grant was $417,225, which is being amortized to expense over the periods that the options vest (4-5 years). The amount amortized to expense during the years ended December 31, 1999, 1998 and 1997 was $98,025, $98,025 and $73,482
     respectively. The unamortized amount of unearned compensation is classified as a contra equity account in stockholders' equity.

          FASB Statement 123 requires the disclosure of certain proforma information regarding net income and net income per share. This information is required to be determined as if the Company had accounted for its stock option plans under the fair value method of that statement. The fair value of options granted reported below has been estimated at the date of grant, using a Black-Scholes option pricing model with the following assumptions:


                                                          1999      1998
                                                          ----      ----
          Expected life of options from date of grant    4 years   5 years
          Risk-free interest rate                        5.0%      5.5%
          Volatility                                     .66       .50
          Assumed dividend yield                         0.0%      0.0%


          As a private entity at December 31, 1997, the Company used the minimum value method for "valuing options" and an interest rate of 6.5%.

          For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's proforma information follows (in thousands, except for per share information):

                                                       1999   1998   1997
                                                       ----   ----   ----

            Net income as reported                    $2,267  2,412   652
            Proforma net income                       $  569  1,131   464
            Proforma basic net income per share       $ 0.06    .14   .13
            Proforma diluted net income per share     $ 0.06    .12   .07


(10) Government Contracts

          During the years ended December 31, 1999, 1998 and 1997, substantially all of the Company's contract revenues were generated by research and development contracts, principally with the U.S. government. Orders under government prime or subcontracts are customarily subject to termination at the convenience of the government, in which event the contractor is normally entitled to reimbursement for allowable costs and to a reasonable allowance for profits, unless the termination of a contract was due to a default on the part of the contractor. No termination of contracts by the government occurred during the years ended December 31, 1999, 1998 and 1997.

          Substantially all of the Company's revenues from government contracts are subject to audit under various federal statutes. Although the Company has received final written acceptance of its overhead rates through 1993, it has been advised that the Defense Contract Audit Agency is disputing certain elements of those submissions as well as those overhead rates for 1994 and 1995. The dispute is centered on the effect of the Company's manufacturing operations on its government contract overhead rates during the years of transition from a contract research and development organization to commercial manufacturing. The overhead rates for 1996 have been submitted, but have not yet been audited. This dispute does not affect the Company's overhead rates for 1997, 1998 and 1999, inasmuch as the Company revised its methodology for determining overhead rates. It is management's opinion that adjustments to revenue, if any, will not have a material adverse effect on the Company's business and financial condition, but may impact future results of operations.

          Certain of the Company's contracts contain retainage provisions. At December 31, 1999, retainage amounts included in accounts receivable were approximately $170,000 and $174,000, respectively. The Company estimates that approximately 30% of the retainage amounts at December 31, 1999 will be collected during 2000. At December 31, 1999 and 1998, unbilled accounts receivable were approximately $211,000.

(11) Business and Credit Concentrations

          The following table shows the percentage of total revenues contributed by significant customers for the periods presented. A significant customer is defined as one contributing 10% or more of total revenues:

                                                    December 31,
                                         --------------------------------

                                         1999         1998           1997
                                         ----         ----           ----
               Customer A.............     9%          13%           21%
               Customer B.............    14%          18%           12%
               Customer C.............    24%          14%           17%
               Customer D.............    10%           -            13%

          Customer A represents the federal government. Research contract revenues for the year ended December 31, 1999 include a total of 13 contracts aggregating $3,215,659 administered by six agencies of the U.S. Government, with contract revenues ranging from 0.1% to 3.2% of total revenues.

          During the year ended December 31, 1999, the five largest product sales customers accounted for approximately 60% of revenues and 66% of product sales. At December 31, 1999 approximately 66% of accounts receivable were due from the Company's six largest customers, of which 10% represented amounts due from agencies of the U.S. government representing Customer A and 56% represented amounts due from the Company's five largest product sales customers in 1999. The loss of one or more of these major customers could have a material adverse effect on the Company's business, results of operations and financial condition.


(12) Geographic Distribution of Product Revenues

     Total product revenues are summarized as a percentage by geographic area as follows:

                                                  Year Ended December 31,
                                                  -----------------------

                                                  1999     1998      1997
                                                  ----     ----      ----
                    Domestic:............         36%       22%      27%
                    Export:
                    Europe...............         54%       63%      56%
                    Asia.................          6%        6%      12%
                    Africa...............          4%        9%       5%


          All of the Company's research contract revenues are within the United States.

(13) Net Income Per Share

     Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and potentially dilutive shares. The dilutive effect of employee stock options is included in the computation of Diluted net income per share.

     The following table presents the computation of basic and diluted income per share:


                                                                           For the Year Ended December 31
                                           ---------------------------------------------------------------------------------------
                                                       1999                           1998                         1997
                                           -----------------------------  ---------------------------    -------------------------
                                              Income          Average         Income        Average       Income         Average
                                            Available         Common         Available      Common        Available      Common
                                            to Common          Shares       to Common       Shares        to Common      Shares
                                           Stockholders     Outstanding    Stockholders   Outstanding    Stockholders  Outstanding
                                           ------------    ------------   -------------   -----------    ------------  -----------
     Basic                                  $2,266,710       9,207,782     $2,411,814       7,956,221    $   651,826     3,710,258

     Dilutive Effect

         Stock Options                               -         925,062              -         536,609              -       344,786
         Convertible Debt                            -               -        239,314         885,448        157,377       518,460
         Convertible Preferred Stock                 -               -              -         193,916              -     1,646,657
                                            ----------      ----------     ----------     -----------    -----------   -----------

     Diluted                                $2,266,710      10,132,844     $2,651,128       9,572,194    $   809,203     6,220,161
                                            ==========      ==========     ==========     ===========    ===========   ===========

AstroPower, Inc.

                Schedule II - Valuation and Qualifying Accounts

                                                                              Charged to    Charged     Deductions-
                                                             Beginning        costs and     to other     Accounts         Ending
    Period Ended             Description                      balance          expenses     accounts    written-off       Balance
 -----------------     --------------------------------     ------------     ------------  ----------- -------------  ------------
   Dec. 31, 1999       Allowance for bad debts                 (70,695)        (581,031)                        -        (651,726)

   Dec. 31, 1998       Allowance for bad debts                 (72,962)         (30,000)                   32,267         (70,695)

   Dec. 31, 1997       Allowance for bad debts                 (47,836)         (52,052)                   26,926         (72,962)


                                                                              Charged to    Charged     Deductions-
                                                             Beginning        costs and     to other     Accounts         Ending
    Period Ended                   Description                balance          expenses     accounts    written-off       Balance
 -----------------     --------------------------------     ------------     ------------  ----------- -------------  ------------
   Period Ended

   Dec. 31, 1998       Deferred tax valuation allowance     (1,809,315)       1,809,315                                         -
   Dec. 31, 1997       Deferred tax valuation allowance     (1,673,387)        (135,928)                               (1,809,315)
