Form 10-Q
period 2000-03-31
ASTROPOWER INC
filed 2000-05-12
CIK 885672

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

(Mark one)
  X   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
-----
EXCHANGE ACT OF 1934
                   for the three months ended March 31, 2000

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

                    YES     X     NO _____
                         -------
    (Registrant became subject to filing requirements on February 12, 1998)

The number of shares outstanding of the Registrant's common stock, $0.01 par value, as of May 13, 2000, was 11,428,545.

                               AstroPower, Inc.
              FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2000

                               TABLE OF CONTENTS

                                                                                 Page No.
                                                                                 --------

                        PART I:  FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

          .    Consolidated Balance Sheets
               -  March 31, 2000 (unaudited) and December 31, 1999................   1, 2

          .    Consolidated Statements of Income (unaudited) -
               Three months ended March 31, 2000 and 1999.........................      3

          .    Consolidated Statements of Cash Flows (unaudited) -
               Three months ended March 31, 2000 and 1999.........................      4

          .    Notes to Consolidated Financial Statements (unaudited).............      5

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.....................................   6-8

                          PART II:  OTHER INFORMATION
                          ---------------------------


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K........................................     9


          SIGNATURES..............................................................     10


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

                                  ASTROPOWER, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                        Mar. 31      Dec. 31
              ASSETS                                      2000         1999
---------------------------------------------------  ------------   ----------
                                                      (unaudited)
CURRENT ASSETS:
Cash and cash equivalents..........................  $ 23,444,250   25,338,239
 Accounts receivable:
    Trade, net.....................................    17,204,095   14,106,031
    Other..........................................       236,124      418,174
   Inventories.....................................     8,388,618    7,823,382
   Prepaid expenses................................     1,119,487      747,828
   Deferred tax asset..............................     2,041,848    2,280,373
                                                     ------------   ----------
      Total current assets.........................    52,434,422   50,714,027

INVESTMENT IN JOINT VENTURES.......................       651,746      662,838

PROPERTY AND EQUIPMENT:............................    18,058,043   16,760,070
   Less accumulated depreciation and amortization..    (4,929,313)  (4,629,442)
                                                     ------------   ----------
                                                       13,128,730   12,130,628
                                                     ------------   ----------
      Total assets.................................  $ 66,214,898   63,507,493
                                                     ============   ==========

          See accompanying notes to consolidated financial statements.

                               ASTROPOWER, INC.

                         CONSOLIDATED BALANCE SHEETS

                                                         Mar. 31      Dec. 31
                                                           2000         1999
                                                       -----------  ----------
       LIABILITIES AND STOCKHOLDERS' EQUITY            (unaudited)
----------------------------------------------------

CURRENT LIABILITIES:
Accounts payable....................................     4,166,622   3,349,921
Accrued payroll and payroll taxes...................       711,404   1,050,525
Accrued expenses....................................       177,318     182,571
                                                       -----------  ----------
     Total current liabilities......................     5,055,344   4,583,017

OTHER LIABILITIES:
Deferred tax liability and other....................     1,433,469   1,431,398
                                                       -----------  ----------
     Total liabilities..............................     6,488,813   6,014,415
                                                       -----------  ----------

       COMMITMENTS AND CONTINGENCIES
----------------------------------------------------

STOCKHOLDERS' EQUITY:
Common stock........................................       114,054     112,271
Additional paid-in capital..........................    58,889,446  57,795,387
Unearned compensation...............................      (123,187)   (147,693)
Retained earnings (deficit).........................       845,772    (266,887)
                                                       -----------  ----------
     Total stockholders' equity.....................    59,726,085  57,493,078

                                                       -----------  ----------
       Total liabilities and stockholders' equity...    66,214,898  63,507,493
                                                       ===========  ==========

          See accompanying notes to consolidated financial statements.

                               ASTROPOWER, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                             Three Months Ended March 31
                                          -----------------------------------
                                                      (unaudited)
REVENUES:                                     2000                   1999
                                          ------------          -------------
  Product sales.........................  $  9,670,482          $   6,300,557
  Research contracts....................       732,106                838,428
                                          ------------          -------------

    Total revenues......................    10,402,588              7,138,985

COST OF REVENUES:
  Product sales.........................     6,642,317              4,687,045
  Research contracts....................       470,126                614,726
                                          ------------          -------------

    Total cost of revenues..............     7,112,443              5,301,771
                                          ------------          -------------
    Gross profit........................     3,290,145              1,837,214

OPERATING EXPENSES:
  Product development expenses..........       622,937                556,410
  General and administrative expenses...       857,328                654,129
  Selling expenses......................       538,849                259,849
                                          ------------          -------------
    Income from operations..............     1,271,031                366,826

OTHER INCOME (EXPENSE):
  Interest expense......................        (1,792)                  (393)
  Equity in earnings (loss) of
    joint ventures......................       (20,315)                     -
  Interest income.......................       340,785                 41,711
                                          ------------          -------------
    Total other income .................       318,678                 41,318
                                          ------------          -------------
INCOME BEFORE INCOME TAXES..............     1,589,709                408,144
INCOME TAXES............................       477,050                122,443
                                          ------------          -------------
NET INCOME..............................  $  1,112,659          $     285,701
                                          ============          =============
NET INCOME DATA:
  Net income per share - basic..........  $       0.10                   0.03
                                          ============          =============
  Net income per share - diluted........  $       0.09                   0.03
                                          ============          =============

  Weighted average shares
   outstanding - basic..................    11,315,278              8,695,884
                                          ============          =============
  Weighted average shares
   outstanding - diluted................    12,849,296              9,486,880
                                          ============          =============

           See accompanying notes to consolidated financial statements.

                               ASTROPOWER, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Three Months Ended March 31
                                                 ----------------------------
                                                          (unaudited)
                                                    2000               1999
                                                 ----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.....................................   1,112,659       $   285,701
Adjustments to reconcile net income to net
  cash used in operating activities:
    Deferred income taxes......................     238,525           122,443
    Depreciation and amortization..............     299,871           255,210
    Amortization of unearned compensation......      24,507            24,507
    Changes in working capital items:
      Accounts receivable......................  (2,916,014)       (1,845,495)
      Inventories..............................    (565,236)       (1,650,643)
      Prepaid expenses.........................    (371,659)         (986,272)
      Accounts payable and accrued expenses....     811,448         1,191,448
      Accrued payroll and payroll taxes........    (339,121)         (183,218)
      Other....................................      13,162           (19,421)
                                                 ----------       -----------
    Net cash used in operating activities......  (1,691,858)       (2,805,740)



CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures.......................  (1,297,973)         (766,522)
                                                 ----------       -----------
    Net cash used in investing activities......  (1,297,973)         (766,522)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock.....   1,095,842           161,740
                                                 ----------       -----------
    Net cash provided by financing activities..   1,095,842           161,740
                                                 ----------       -----------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS.............................  (1,893,989)       (3,410,522)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD..........................  25,338,239         6,545,095

CASH AND CASH EQUIVALENTS AT END OF
                                                 ----------       -----------
  PERIOD.......................................  23,444,250       $ 3,134,573
                                                 ==========       ===========

         See accompanying notes to consolidated financial statements.

                               AstroPower, Inc.

                  Notes to Consolidated Financial Statements
                                March 31, 2000
                                  (unaudited)



(1)   General
      -------

The accompanying consolidated financial statements for the three month periods ended March 31, 2000 and 1999 have been prepared by AstroPower, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the financial position and operating results of the Company as of and for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The accompanying financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report Form 10-K for the year ended December 31, 1999. The results of operations for interim periods may not be indicative of the results that may be expected for the entire year.

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

We currently generate product revenues from the sale of solar cells, modules, and panels. Although we are continuing a significant expansion of our Silicon-Film manufacturing capacity, the predominant source of our product revenues to date has been recycled wafer products. We recognize product sales revenue upon shipment. Solar cell prices and manufacturing costs vary depending upon supply and demand in the market for solar cells and modules, order size, yields, the costs of raw materials, particularly reclaimed silicon wafers recycled from the semiconductor industry, and other factors. Product sales represented 93.0% of total revenues for the three months ended March 31, 2000. In addition, we also generate revenue from contracts with various federal government agencies to conduct research on advanced Silicon-Film products and optoelectronic devices. Generally, these contracts last from six months to three years. We recognize research contract revenue at the time costs benefiting the contracts are incurred, which approximates the percentage of completion method.

For the three months ended March 31, 2000, 83% of our product revenues were generated by sales to customers located outside of the United States. We believe that international sales will continue to account for a significant portion of our product sales for the foreseeable future. Current sales are denominated in U.S. dollars and foreign exchange rate fluctuations have not had an impact on our results of operations.

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

Results of Operations

Three Months Ended March 31, 2000 and 1999


Revenues - Our total revenues were $10.4 million for the three months ended March 31, 2000, an increase of $3.3 million or 45.7% from 1999. Product sales were $9.7 million for the three months ended March 31, 2000, an increase of $3.4 million or 53.5% from 1999. Our increase in product sales was due to ongoing strong demand for our products and expansion of manufacturing capacity at both our manufacturing plants to meet demands. Contract revenues were $732,000 for the three months ended March 31, 2000, a decrease of $106,000 or 12.7% from 1999.

Gross profit - Our gross profit was $3.3 million for the three months ended March 31, 2000, an increase of $1.5 million or 79.1% from 1999. Product gross profit for 2000 was $3.0 million, an increase of $1.4 million or 87.6% from 1999. Our product gross margin was 31.3% for the three months ended March 31, 2000. In the similar 1999 period, the product gross margin was 25.6%. Our 2000 first quarter increase in product gross margins was due to improvements in manufacturing productivity and the effects of increased manufacturing volumes on unit costs. Our gross profit on research contracts for the three months ended March 31, 2000 was $262,000, an increase of $39,000 or 17.5% from the 1999 period.

Product development costs - Our product development costs for the three months ended March 31, 2000 were $623,000, up $67,000 or 12.1% from 1999, as a result of increased levels of development efforts related to new products.

General and administrative expenses - Our general and administrative expenses for the three months ended March 31, 2000 were $857,000, an increase of $203,000 or 31.0% from the similar 1999 period. The increase is primarily a result of higher levels of salaries, professional fees and insurance expenses.

Selling expenses - Our selling expenses for the three months ended March 31, 2000 were $539,000, an increase of $279,000 or 107.3% from 1999. The increase is due to higher salary costs as a result of additions to the sales and marketing staff, and higher advertising expenditures.

Interest income - Our interest income for the three months ended March 31, 2000 was $341,000, as compared with $42,000 in the 1999 period. The increase is due to higher cash balances as a result of our follow-on public offering in October, 1999.

Income taxes - Income taxes for the three months ended March 31, 2000 were $477,000, as compared with $122,000 in 1999, representing an effective rate of 30%. Our effective tax rate is lower than the statutory rates, principally as a result of research and experimentation tax credits and the benefit of a Foreign Sales Corporation.


Liquidity and Capital Resources

At March 31, 2000, we had cash of $23.4 million, as compared with $25.3 million at December 31, 1999. The decrease in the cash balance during the 2000 first quarter was due to increases in accounts receivable and inventory balances and to increases in capital expenditures, offset by increases in accounts payable and proceeds from the exercise of stock options.

As a result of anticipated changes in payment terms of certain of our customers, we expect that the balance of accounts receivable will increase at a more moderate rate over the balance of 2000.

Our sources of liquidity as of March 31, 2000 consist principally of cash of $23.4 million, and available bank credit lines of $4 million. Any borrowings under our bank facilities will be secured by accounts receivable, inventory and machinery and equipment. There were no borrowings outstanding under the bank credit lines as of March 31, 2000.

We expect that the available cash balance, together with projected cash generated from operations and available bank credit lines, will be sufficient to fund our activities for the next 24 months.

                               AstroPower, Inc.
              FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2000



                          PART II:  OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits

          Exhibit No.         Description
          -----------         -----------

          27                  Financial Data Schedule

        There were no reports on Form 8-K filed during the quarter ended March 31, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   AstroPower, Inc.


Date:  May 12, 2000                By:  /s/  Allen M. Barnett
                                       -----------------------------------------
                                             Allen M. Barnett
                                        President and Chief Executive Officer



Date:  May 12, 2000                By:  /s/  Thomas J. Stiner
                                       -----------------------------------------
                                             Thomas J. Stiner
                                       Senior Vice President and Chief Financial
                                                   Officer
                                            (Principal Financial Officer)