Form 10-Q
period 2000-06-30
ASTROPOWER INC
filed 2000-08-14
CIK 885672

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark one)
  X
----- QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
                   for the three months ended June 30, 2000

                                      OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _______________ to ______________

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

                           YES    X       NO ___
                                 ---
   ( Registrant became subject to filing requirements on February 12, 1998)

The number of shares outstanding of the Registrant's common stock, $0.01 par value, as of August 11, 2000, was 11,505,913.

                                AstroPower, Inc.
              FORM 10-Q FOR THE THREE MONTHS ENDED June 30, 2000

                               TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
                         PART I: FINANCIAL INFORMATION
                         -----------------------------
ITEM 1. FINANCIAL STATEMENTS

        .    Consolidated Balance Sheets -
             June 30, 2000 (unaudited) and December 31, 1999............    1, 2

        .    Consolidated Statements of Income (unaudited) -
             Three months and six months ended June 30, 2000 and 1999...    3, 4

        .    Consolidated Statements of Cash Flows (unaudited) -
             Six months ended June 30, 2000 and 1999....................       5

        .    Notes to Consolidated Financial Statements (unaudited).....       6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.............................   7 - 9


                        PART II: OTHER INFORMATION
                        --------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............      10

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................      10


        SIGNATURES......................................................      11


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

                               ASTROPOWER, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                 June 30            Dec. 31
                                 ASSETS                                            2000               1999
--------------------------------------------------------------------------   ----------------    --------------
                                                                                (unaudited)
CURRENT ASSETS:
Cash and cash equivalents.................................................     $  22,205,508        25,338,239
Accounts receivable:
     Trade, net...........................................................        16,103,434        14,106,031
     Other................................................................           255,180           418,174
Inventories...............................................................        10,121,708         7,823,382
Prepaid expenses..........................................................           971,857           747,828
Deferred tax asset........................................................         1,881,848         2,280,373
                                                                             ---------------     -------------
                                                                                  51,539,535        50,714,027

INVESTMENT IN JOINT VENTURES..............................................           830,157           662,838

PROPERTY AND EQUIPMENT....................................................        20,861,553        16,760,070
     Less accumulated depreciation and amortization.......................        (5,246,981)       (4,629,442)
                                                                             ---------------     -------------
                                                                                  15,614,572        12,130,628
                                                                             ---------------     -------------
          Total assets....................................................        67,984,264        63,507,493
                                                                             ===============     =============

          See accompanying notes to consolidated financial statements.

                               ASTROPOWER, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                June 30           Dec. 31
                                                                                  2000              1999
                                                                            ---------------    -------------
                                                                               (unaudited)
                 LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------
CURRENT LIABILITIES:
Accounts payable......................................................      $    4,613,079        3,349,921
Accrued payroll and payroll taxes.....................................             652,453        1,050,525
Accrued expenses......................................................             163,904          182,571
                                                                            --------------     ------------
          Total current liabilities...................................           5,429,436        4,583,017

OTHER LIABILITIES:
Deferred tax liability and other......................................           1,410,697        1,431,398
                                                                            --------------     ------------
          Total liabilities...........................................           6,840,133        6,014,415
                                                                            --------------     ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock..........................................................             114,639          112,271
Additional paid-in capital............................................          59,325,687       57,795,387
Unearned compensation.................................................             (98,681)        (147,693)
Retained earnings (deficit)...........................................           1,802,486         (266,887)
                                                                            --------------     ------------
           Total stockholders' equity.................................          61,144,131       57,493,078
                                                                            --------------     ------------
                      Total liabilities and stockholders' equity......          67,984,264       63,507,493
                                                                            ==============     ============

          See accompanying notes to consolidated financial statements.

                               ASTROPOWER, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                            Three Months Ended June 30
                                                                        ------------------------------------
                                                                                    (unaudited)

                                                                             2000                1999
                                                                        ----------------    ----------------
REVENUES:

      Product sales...............................................      $    11,038,572           7,249,725
      Research contracts..........................................              872,911             740,412
                                                                        ---------------     ---------------
                Total revenues....................................           11,911,483           7,990,136
COST OF REVENUES:
      Product sales...............................................            7,692,580           5,286,429
      Research contracts..........................................              631,654             522,186
                                                                        ---------------     ---------------
                Total cost of revenues............................            8,324,234           5,808,616
                                                                        ---------------     ---------------
                Gross profit......................................            3,587,249           2,181,521
OPERATING EXPENSES:
      Product development expenses................................              720,235             489,349
      General and administrative expenses.........................            1,038,083             738,112
      Selling expenses............................................              814,710             333,613
                                                                        ---------------     ---------------
                Income from operations............................            1,014,221             620,447
OTHER INCOME (EXPENSE):
      Interest expense............................................              (11,829)               (392)
      Equity in earnings (loss) of joint ventures.................              (60,000)                  -
      Interest income.............................................              333,961              15,942
                                                                        ---------------     ---------------
                Total other income................................              262,132              15,550
                                                                        ---------------     ---------------
INCOME BEFORE INCOME TAXES........................................            1,276,353             635,996
INCOME TAXES......................................................              319,089             190,799
                                                                        ---------------     ---------------
NET INCOME........................................................              957,264             445,197
                                                                        ===============     ===============

NET INCOME DATA:
      Net income per share - basic................................                 0.08                0.05
                                                                        ===============     ===============
      Net income per share - diluted..............................                 0.08                0.05
                                                                        ===============     ===============
      Weighted average shares outstanding - basic.................           11,458,035           8,680,964
                                                                        ===============     ===============
      Weighted average shares outstanding - diluted...............           12,536,529           9,703,198
                                                                        ===============     ===============


          See accompanying notes to consolidated financial statements.

                               ASTROPOWER, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                             Six Months Ended June 30
                                                                        -----------------------------------
                                                                                     (unaudited)

                                                                             2000                1999
                                                                        ---------------     ---------------
REVENUES:
      Product sales..............................................        $   20,709,054          13,550,281
      Research contracts.........................................             1,605,017           1,578,840
                                                                        ---------------     ---------------
                Total revenues...................................            22,314,071          15,129,121
COST OF REVENUES:
      Product sales..............................................            14,291,413           9,973,474
      Research contracts.........................................             1,145,264           1,136,912
                                                                        ---------------     ---------------
                Total cost of revenues...........................            15,436,677          11,110,386
                                                                        ---------------     ---------------
                Gross profit.....................................             6,877,394           4,018,735
OPERATING EXPENSES:
      Product development expenses...............................             1,343,172           1,045,759
      General and administrative expenses........................             1,896,318           1,392,240
      Selling expenses...........................................             1,353,559             593,461
                                                                        ---------------     ---------------

                Income from operations...........................             2,284,345             987,275
OTHER INCOME (EXPENSE):
      Interest expense...........................................               (13,621)               (785)
      Equity in earnings (loss) of joint ventures................               (80,000)                  -
      Interest income............................................               674,789              57,653
                                                                        ---------------     ---------------
                Total other income...............................               581,168              56,868
                                                                        ---------------     ---------------
INCOME BEFORE INCOME TAXES.......................................             2,865,513           1,044,141
INCOME TAXES.....................................................               796,140             313,242
                                                                        ---------------     ---------------
NET INCOME.......................................................             2,069,373             730,899
                                                                        ===============     ===============


NET INCOME DATA:
      Net income per share - basic...............................                  0.18                0.09
                                                                        ===============     ===============
      Net income per share - diluted.............................                  0.16                0.08
                                                                        ===============     ===============
      Weighted average shares outstanding - basic................            11,381,042           8,639,821
                                                                        ===============     ===============
      Weighted average shares outstanding - diluted..............            12,580,454           9,543,149
                                                                        ===============     ===============

          See accompanying notes to consolidated financial statements.

                               ASTROPOWER, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Six Months Ended June 30
                                                                                      -----------------------------------
                                                                                                  (unaudited)

                                                                                            2000                1999
                                                                                      ----------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income..................................................................         $   2,069,373            730,899
    Adjustments to reconcile net income to net cash used in operating activities:
               Deferred income taxes............................................               398,525            313,242
           Depreciation and amortization........................................               617,539            516,987
           Amortization of unearned compensation................................                49,012             49,012
           Investment in joint ventures.........................................              (167,319)                 -
           Changes in working capital items:
                Accounts receivable.............................................            (1,834,409)        (2,154,469)
                Inventories.....................................................            (2,298,326)        (2,702,712)
                Prepaid expenses................................................              (224,029)          (848,131)
                Accounts payable and accrued expenses...........................             1,244,491            781,931
                Accrued payroll and payroll taxes...............................              (398,072)          (291,096)
                Other...........................................................                (8,333)             9,224
                                                                                      ----------------     --------------
      Net cash used in operating activities.....................................              (551,548)        (3,595,113)
                                                                                      ----------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures............................................................            (4,101,483)        (1,482,776)
                                                                                      ----------------     --------------
Net cash used in investing activities...........................................            (4,101,483)        (1,482,776)
                                                                                      ----------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock..........................................             1,520,300            682,392
                                                                                      ----------------     --------------
Net cash provided by financing activities.......................................             1,520,300            682,392
                                                                                      ----------------     --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS.......................................            (3,132,731)        (4,395,497)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................................            25,338,239          6,545,095
                                                                                      ----------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................            22,205,508      $   2,149,598
                                                                                      ================     ==============

          See accompanying notes to consolidated financial statements.

                                AstroPower, Inc.
                  Notes to Consolidiated Financial Statements
                                 June 30, 2000
                                   (unaudited)

(1)  General
     -------

The accompanying consolidated financial statements for the three month and six month periods ended June 30, 2000 and 1999 have been prepared by AstroPower, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the financial position and operating results of the Company as of and for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The accompanying financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report Form 10-K for the year ended December 31, 1999. The results of operations for interim periods may not be indicative of the results that may be expected for the entire year.

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

We currently generate product revenues from the sale of solar cells, modules, and panels. Although we are continuing a significant expansion of our Silicon-Film manufacturing capacity, the predominant source of our product revenues to date has been recycled wafer products. We recognize product sales revenue upon shipment. Solar cell prices and manufacturing costs vary depending upon supply and demand in the market for solar cells and modules, order size, yields, the costs of raw materials, particularly reclaimed silicon wafers recycled from the semiconductor industry, and other factors. Product sales represented 92.7% and 92.8% of total revenues for the three months and six months ended June 30, 2000, respectively. In addition, we also generate revenue from contracts with various federal government agencies to conduct research on advanced Silicon-Film products and optoelectronic devices. Generally, these contracts last from six months to three years. We recognize research contract revenue at the time costs benefiting the contracts are incurred, which approximates the percentage of completion method.

For the three months and six months ended June 30, 2000, 81.2% and 82.1%, respectively, of our product revenues were generated by sales to customers located outside of the United States. We believe that international sales will continue to account for a significant portion of our product sales for the foreseeable future. Current sales are denominated in U.S. dollars and foreign exchange rate fluctuations have not had an impact on our results of operations.

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

Results of Operations

Three Months Ended June 30, 2000 and 1999


Revenues - Our total revenues were $11.9 million for the three months ended June 30, 2000, an increase of

$3.9 million or 49.1% from 1999. Product sales were $11.0 million for the three months ended June 30, 2000, an increase of $3.8 million or 52.3% from 1999. Our increase in product sales was due to ongoing strong demand for our products and expansion of manufacturing capacity at both our manufacturing plants. Contract revenues were $873,000 for the three months ended June 30, 2000, an increase of $ 132,000 or 17.9% from 1999.

Gross profit - Our gross profit was $3.6 million for the three months ended June 30, 2000, an increase of

$1.4 million or 64.4% from 1999. Product gross profit for the three months ended June 30, 2000 was $3.3 million, an increase of $1.4 million or 70.4% from 1999. Our product gross margin was 30.3% for the three months ended June 30, 2000. In the similar 1999 period, the product gross margin was 27.1%. Our 2000 second quarter increase in product gross margins was due to improvements in manufacturing productivity and the effects of increased manufacturing volumes on unit costs as compared to the similar period in 1999. Product gross margins were lower in the second quarter of 2000 as compared to the first quarter as a result of a shift in product mix away from solar cells and expenses of our capacity expansion. Our gross profit on research contracts for the three months ended June 30, 2000 was $241,000, an increase of $23,000 or 10.6% from the 1999 period.

Product development costs - Our product development costs for the three months ended June 30, 2000 were $720,000, up $231,000 or 47.2% from 1999, as a result of increased levels of development efforts related to new products.

General and administrative expenses - Our general and administrative expenses for the three months ended June 30, 2000 were $1.0 million, an increase of $300,000 or 40.6% from the similar 1999 period. The increase is primarily a result of higher levels of salaries, professional fees and insurance expenses.

Selling expenses - Our selling expenses for the three months ended June 30, 2000 were $815,000, an increase of $481,000 or 144.2% from 1999. The increase is due to higher salary costs as a result of additions to the sales and marketing staff, and higher advertising expenditures.

Interest income - Our interest income for the three months ended June 30, 2000 was $334,000, as compared with $16,000 in the 1999 period. The increase is due to higher cash balances as a result of our follow-on public offering in October, 1999.

Income taxes - Income taxes for the three months ended June 30, 2000 were $319,000, as compared with $191,000 in 1999, representing an effective rate of 25.0%. Our effective tax rate is lower than the statutory rates, principally as a result of research and experimentation tax credits and the benefit of a Foreign Sales Corporation.

Results of Operations

Six Months Ended June 30, 2000 and 1999

         Revenues - Our total revenues were $22.3 million for the six months ended June 30, 2000, an increase of $7.2 million or 47.5% from 1999. Product sales were $20.7 million for the six months ended June 30, 2000, an increase of $7.2 million or 52.8% from 1999. Our increase in product sales was due to ongoing strong demand for our products and improvements in manufacturing productivity and increases in capacity at both our manufacturing plants. Contract revenues were $1.6 million for both the six months ended June 30, 2000 and 1999.

         Gross profit - Our gross profit was $6.9 million for the six months ended June 30, 2000, an increase of $2.9 million or 71.1% from 1999. Product gross profit for 2000 was $6.4 million, an increase of $2.8 million or 79.4% from 1999. Our product gross margin was 31.0% for the six months ended June 30, 2000. In the similar 1999 period, the product gross margin was 26.4%. The 1999 product gross margin was affected by startup costs pertaining to our second manufacturing facility. Our gross profit on research contracts for the six months ended June 30, 2000 was $460,000, an increase of $18,000 or 4.0% from the 1999 period

         Product development costs - Our product development costs for the six months ended June 30, 2000 were $1.3 million, up $297,000 or 28.4% from 1999, as a result of increased levels of development efforts related to new products.

         General and administrative expenses - Our general and administrative expenses for the six months ended June 30, 2000 were $1.9 million, an increase of $504,000 or 36.2% from the similar 1999 period. The increase is primarily due to higher levels of salaries as a result of additional positions to support our growth, professional fees and insurance expenses.

         Selling expenses - Our selling expenses for the six months ended June 30, 2000 were $1.4 million, an increase of $760,000 or 128.1% from 1999. The increase is due to higher salary costs as a result of additions to the sales and marketing staff, higher travel costs and increased advertising expenses.

         Interest income - Our interest income for the six months ended June 30, 2000 was $675,000, as compared with $58,000 in the 1999 period. The increase was due to increased cash balances available for investment, as a result of our follow-on public offering in October 1999.

         Income taxes - Income taxes for the six months ended June 30, 2000 were $796,000, as compared with $313,000 in 1999. Our effective tax rate in 2000 has decreased to 27.8% from 30.0% in the 1999 period. Our effective tax rate is lower than the statutory rate principally as a result of research and experimentation tax credits and the benefit of a Foreign Sales Corporation.

Liquidity and Capital Resources

At June 30, 2000, we had cash of $22.2 million, as compared with $25.3 million at December 31, 1999. The decrease in the cash balance during the six months ended June 30, 2000 was due to increases in accounts receivable and inventory balances and to increases in capital expenditures, offset by increases in accounts payable and proceeds from the exercise of stock options.

Our sources of liquidity as of June 30, 2000 consist principally of cash of $22.2 million, and available bank credit lines of $4.0 million. Any borrowings under our bank facilities will be secured by accounts receivable, inventory and machinery and equipment. There were no borrowings outstanding under the bank credit lines as of June 30, 2000.

We expect that the available cash balance, together with projected cash generated from operations and available bank credit lines, will be sufficient to fund our activities for the next 24 months.

                               AstroPower, Inc.
              FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2000



                          PART II: OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Shareholders was held on June 15, 2000 for the purpose of the following:

         1.   To elect two directors
         2. To amend the Company's 1999 Stock Option Plan so as to increase the number of shares available.
         3. To amend and restate the Certificate of Incorporation so as to increase the authorized shares of common stock.
         4.   To ratify the appointment of independent accountants.

         Shareholders votes on these proposals follow:

Election of Directors:

        Name                     For            Against      Broker Non-Votes
        ----                     ---            -------      ----------------

Dr. George S. Reichenbach      8,296,200        217,750             -
Dr. George W. Roland           8,293,637        220,263             -

                                         For         Against     Abstain       Broker Non-Votes
                                         ---         -------     -------       ----------------
Proposal to amend 1999 Stock           6,685,836    1,687,592    140,482               -
Option Plan

Proposal to approve 1999               7,434,256    1,011,849    67,8905               -
AstroPower, Inc. Stock Option Plan

Proposal to ratify appointment of      8,471,593        8,534    33,783                -
independent accountants

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits

          Exhibit No.               Description
          -----------               -----------

          27                        Financial Data Schedule

          There were no reports on Form 8-K filed during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               AstroPower, Inc.


Date: August 14, 2000      By: /s/        Allen M. Barnett
                               ------------------------------------------------
                                          Allen M. Barnett
                                    President and Chief Executive Officer

Date: August 14, 2000      By: /s/        Thomas J. Stiner
                               ------------------------------------------------
                                          Thomas J. Stiner
                              Senior Vice President and Chief Financial Officer
                                         (Principal Financial Officer)