Form 10-Q
period 2000-09-30
ASTROPOWER INC
filed 2000-11-03
CIK 885672

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

(Mark one)

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
 -----
EXCHANGE ACT OF 1934

                 for the three months ended September 30, 2000

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

The number of shares outstanding of the Registrant's common stock, $0.01 par value, as of October 31, 2000, was 11,708,675.

                               AstroPower, Inc.
            FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                               TABLE OF CONTENTS


                                                                          Page No.
                                                                          --------
                         PART I:  FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS

          [_]  Consolidated Balance Sheets -
               September 30, 2000 (unaudited) and December 31, 1999.......    1, 2

          [_]  Consolidated Statements of Income (unaudited) -Three
               months and nine months ended September 30, 2000 and 1999...       3

          [_]  Consolidated Statements of Cash Flows (unaudited) -
               Nine months ended September 30, 2000 and 1999..............       4

          [_]  Consolidated Notes to Financial Statements (unaudited).....       5

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.............................     6-9

                          PART II:  OTHER INFORMATION
                          ---------------------------

ITEM 1.   LEGAL PROCEEDINGS...............................................      10

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K................................      10

          SIGNATURES......................................................      11


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

                               ASTROPOWER, INC.

                          CONSOLIDATED BALANCE SHEETS


                             ASSETS                            September 30, 2000        December 31, 1999
                                                             ----------------------    --------------------
                                                                  (unaudited)
CURRENT ASSETS:
Cash and cash equivalents..................................  $         26,178,399      $        25,338,239
Accounts receivable:
   Trade, net..............................................            12,100,714               14,106,031
   Other...................................................               380,788                  418,174
Inventories................................................            11,510,092                7,823,382
Prepaid expenses and other.................................               725,860                  747,828
Deferred tax assets........................................             5,077,340                2,280,373
                                                             --------------------      -------------------
          Total current assets.............................            55,973,193               50,714,027

INVESTMENT IN JOINT VENTURES...............................               822,294                  662,838

PROPERTY AND EQUIPMENT.....................................            22,245,631               16,760,070
   Less accumulated depreciation and amortization..........            (5,600,348)              (4,629,442)
                                                             --------------------     --------------------
                                                                       16,645,283               12,130,628
                                                             --------------------     --------------------
          Total assets.....................................  $         73,440,770     $         63,507,493
                                                             ====================     ====================

          See accompanying notes to consolidated financial statements

                                ASTROPOWER, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                      September 30, 2000          December 31, 1999
                                                                    ---------------------        --------------------
                                                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable..................................................  $           4,605,941        $          3,349,921
Accrued payroll and payroll taxes.................................                699,639                   1,050,525
Accrued expenses..................................................                359,841                     182,571
                                                                    ---------------------        --------------------
         Total current liabilities................................              5,665,421                   4,583,017

Deferred tax liability and other..................................              1,445,934                   1,431,398
                                                                    ---------------------        --------------------
         Total liabilities........................................              7,111,355                   6,014,415
                                                                    ---------------------        --------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock......................................................                116,780                     112,271
Additional paid-in capital........................................             63,854,525                  57,795,387
Unearned compensation.............................................                (74,174)                   (147,693)
Retained earnings (deficit).......................................              2,432,284                    (266,887)
                                                                    ---------------------        --------------------
          Total stockholders' equity..............................             66,329,415                  57,493,078
                                                                    ---------------------        --------------------
               Total liabilities and stockholders' equity.........  $          73,440,770        $         63,507,493
                                                                    =====================        ====================

          See accompanying notes to consolidated financial statements

                               ASTROPOWER, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                     Three Months Ended September 30               Nine Months Ended September 30
                                              ------------------------------------------      --------------------------------------
                                                                (unaudited)                                   (unaudited)

                                                       2000                   1999                  2000                  1999
                                               ------------------      ------------------      ----------------     ----------------
REVENUES:
   Product sales.............................  $       12,554,703      $        8,584,332      $     33,263,756    $     22,134,613
   Research contracts........................             848,400                 770,351             2,453,418           2,349,191
                                               ------------------      ------------------      ----------------    ----------------
          Total revenues.....................          13,403,103               9,354,683            35,717,174          24,483,804
COST OF REVENUES:
   Product sales.............................           8,770,817               6,068,258            23,054,263          16,041,732
   Research contracts........................             636,685                 652,536             1,789,916           1,789,448
                                               ------------------      ------------------      ----------------    ----------------
          Total cost of revenues.............           9,407,502               6,720,794            24,844,179          17,831,180
                                               ------------------      ------------------      ----------------    ----------------
          Gross profit.......................           3,995,601               2,633,889            10,872,995           6,652,624
OPERATING EXPENSES:
   Product development expenses..............             920,333                 494,711             2,263,505           1,540,470
   General and administrative expenses.......           1,287,111                 803,714             3,140,863           2,155,992
   Selling expenses..........................           1,090,479                 395,778             2,444,038             989,239
   Professional fees related to overhead
      dispute................................             283,622                  11,817               326,188              51,781
                                               ------------------      ------------------      ----------------    ----------------
          Income from operations.............             414,056                 927,869             2,698,401           1,915,142
OTHER (EXPENSE) INCOME:
   Interest expense..........................                (310)                 (9,621)              (13,967)            (10,406)
   Interest income...........................             384,245                  11,637             1,069,319              69,290
   Other expense.............................              (2,115)                (12,758)              (12,363)            (12,758)
   Equity in loss from joint ventures........              (8,096)                      -               (88,096)                  -
                                               ------------------      ------------------      ----------------    ----------------
          Total other (expense) income.......             373,724                 (10,742)              954,893              46,126
                                               ------------------      ------------------      ----------------    ----------------
NET INCOME BEFORE INCOME TAXES...............             787,780                 917,127             3,653,294           1,961,268
INCOME TAXES.................................             157,983                 275,138               954,123             588,380
                                               ------------------      ------------------      ----------------    ----------------
NET INCOME...................................             629,797                 641,989             2,699,171           1,372,888
                                               ==================      ==================      ================    ================

NET INCOME DATA:

   Net income per share - basic..............  $             0.05      $             0.07      $           0.24    $           0.16
                                               ==================      ==================      ================    ================

   Net income per share - diluted............  $             0.05      $             0.07      $           0.21    $           0.14
                                               ==================      ==================      ================    ================

   Weighted average shares
   Outstanding - basic.......................          11,570,946               8,725,310            11,443,598           8,653,102
                                               ==================      ==================      ================    ================

   Weighted averages shares
   Outstanding - diluted.....................          13,043,871               9,758,268            12,870,475           9,612,795
                                               ==================      ==================      ================    ================

          See accompanying notes to consolidated financial statements

                                ASTROPOWER, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Nine Months Ended September 30
                                                                                            (unaudited)
                                                                           ------------------------------------------
                                                                                  2000                    1999
                                                                           ------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................................ $        2,699,171      $        1,372,888
Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
          Deferred income taxes...........................................            475,517                 588,380
          Depreciation and amortization...................................            970,906                 735,787
          Equity in losses of joint ventures..............................             88,096                      --
          Amortization of unearned compensation...........................             73,519                  73,519
          Changes in working capital items:
               Accounts receivable........................................          2,042,703              (4,144,570)
               Inventories................................................         (3,686,710)             (3,509,447)
               Prepaid expenses...........................................             21,968                (698,446)
               Accounts payable and accrued expenses......................          1,433,290               1,929,713
               Accrued payroll and payroll taxes..........................           (350,886)               (120,730)
               Advance from customer......................................                  -                   3,646
               Other......................................................             14,536                (216,711)
                                                                           ------------------      ------------------
          Net cash provided by (used in) operating activities.............          3,782,110              (3,985,971)
                                                                           ------------------      ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures............................................         (5,485,561)             (2,394,742)
          Investment in joint ventures....................................           (247,552)               (490,000)
                                                                           ------------------      ------------------
               Net cash used in investing activities......................         (5,733,113)             (2,884,742)
                                                                           ------------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from issuance of common stock - stock options..........          2,745,933                 643,855
          Proceeds from issuance of common stock - 401(k)Plan.............             45,230                 124,466
                                                                           ------------------      ------------------
          Net cash provided by financing activities.......................          2,791,163                 768,321
                                                                           ------------------      ------------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS.......................................................            840,160              (6,102,392)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD..............................................................         25,338,239               6,545,095
                                                                           ------------------      ------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD................................ $       26,178,399      $          442,703
                                                                           ==================      ==================

          See accompanying notes to consolidated financial statements

                                AstroPower, Inc.

                         Notes to Financial Statements
                               September 30, 2000
                                  (unaudited)



(1)  General

     The accompanying financial statements for the three-month and nine-month periods ended September 30, 2000 and 1999 have been prepared by AstroPower, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission . The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the financial position and operating results of the Company as of and for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The accompanying financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(2)  Inventories

     A summary of inventories is as follows:


                                  Sept. 30,       Dec. 30,
                                    2000            1999
                                -----------     ----------
                                 (unaudited)
     Raw materials              $ 9,453,916      5,014,912
     Work-in-progress               405,815        550,069
     Finished goods               1,650,361      2,258,401
                                -----------     ----------
                                $11,510,092      7,823,382
                                ===========     ===========

(3)  Contingencies (unaudited)

    In October 2000, the United States government filed a civil action against us in the U.S. District Court for the District of Delaware to recover damages and penalties with respect to the submission of the invoices and Incurred Cost Submissions in connection with contracts with the U.S. Department of Defense and U.S. Department of Energy. The allegations in the complaint involve our Incurred Cost Submissions, which are used to determine indirect cost rates, for the period from 1991 through 1995, and invoices submitted between July 1994 and January 1996. The complaint alleges that we falsely claimed that certain costs were properly allocable to the government contracts when those costs were attributable to a commercial venture, resulting in overpayments to us in excess of at least $2.3 million and seeks treble damages and penalties aggregating approximately $7.9 million. We have been in a dispute with respect to our indirect cost rates with the government since 1996 and this action follows our inability to resolve our differences. The government had previously audited and accepted our indirect cost rate structure for 1991 through 1993.

    This action is in the early procedural stages. Accordingly, we cannot predict the timetable on which this action will proceed. We disagree with the allegations in the complaint and believe that we have valid defenses to the government's claims. We intend to defend this action vigorously. However, because litigation is subject to uncertainties, it is not possible for us to predict the outcome of this action. An unfavorable outcome could have a material adverse effect on our operating results and cash flows in the quarter in which this action is resolved, but we do not expect that an unfavorable outcome would have a material adverse effect on our business or financial condition. In addition, defending this action may be costly and may divert our management's attention.

    We are not party to any other material litigation and we are not aware of any other pending or threatened litigation against us that could have a material adverse effect upon our business, operating results or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW


    We develop, manufacture, market and sell a range of solar electric power generation products, including solar cells, modules, panels and our SunChoiceTM pre-packaged systems for the global marketplace. Solar cells are the core component inside every solar electric power system. Our products provide an environmentally friendly, reliable energy solution at the point of use and are sold for both off-grid and on-grid applications. In off-grid applications, our products provide the primary source of electric power for rural homes and villages and supply power for equipment in the telecommunications and transportation industries. In on-grid applications, our products provide a renewable source of alternative or supplemental electric power and provide reliable back-up power in the event of a utility outage. In addition to our solar power generation product offerings, we sell wholesale solar electric power under long-term purchase agreements through a joint venture with GPU International, Inc.

    We currently generate product revenues from the sale of solar cells, modules, panels and pre-packaged systems. While the predominant source of our product revenues to date has been recycled wafer products, we are continuing a significant expansion of our Silicon-FilmTM manufacturing capacity. We recognize product sales revenue upon shipment. Product sales represented 93.7% and 93.1% of total revenues for the three months and nine months ended September 30, 2000, respectively. Solar cell prices and manufacturing costs vary depending upon supply and demand in the market for solar cells and modules, order size, yields, the costs of raw materials, particularly reclaimed silicon wafers recycled from the semiconductor industry, and other factors.

    We also generate revenue from contracts with various federal government agencies to conduct research on advanced Silicon-FilmTM products and optoelectronic devices. Generally, these contracts last from six months to three years. We recognize research contract revenue at the time costs benefiting the contracts are incurred, which approximates the percentage of completion method.

    For the three months and nine months ended September 30, 2000, 75.8% and 79.7% respectively, of our product revenues were generated by sales to customers located outside of the United States. We believe that international sales will continue to account for a significant portion of our product sales for the foreseeable future. Current sales are denominated in U.S. dollars and foreign exchange rate fluctuations have not had an impact on our results of operations.

    Solar cells that we manufacture are sold to original equipment manufacturers that assemble the solar cells into modules. In addition, we assemble and sell modules to distributors and value-added resellers. We have also begun to sell our SunChoiceTM systems. The sale of modules and systems results in substantially more revenue to us than the sale of solar cells due to the incremental value of the additional materials, labor and overhead. Accordingly, our product sales are affected not just by changes in total solar cells produced, but by changes in the sales mix among solar cells, modules and systems. The gross margin percentages for modules and systems are generally less than those of solar cells. As a result, changes in the product sales mix may also affect total product gross margin.

    Substantially all of our revenues from government contracts are subject to audit under various federal statutes. We have been in a dispute about indirect cost rates with the government since 1996 and have, to date, been unable to resolve our differences. In October 2000, the United States government filed a civil action against us in the U.S. District Court for the District of Delaware to recover damages and penalties with respect to the submission of invoices and Incurred Cost Submissions in connection with contracts with the U.S. Department of Defense and U.S. Department of Energy. The allegations in the complaint involve our Incurred Cost Submissions, which are used to determine indirect cost rates, for the period from 1991 through 1995, and invoices submitted between July 1994 and January 1996. The government had previously audited and accepted our indirect cost rate structure for 1991 through 1993. The complaint alleges that we falsely claimed that certain costs were properly allocable to the government contracts when those costs were attributable to a commercial venture, resulting in overpayments to us of at least $2.3 million and seeks treble damages and penalties aggregating approximately $7.9 million. Our proposed final indirect cost rates for 1996 have been submitted but have not yet been audited. This dispute does not affect our indirect cost rates for 1997, 1998 and 1999, inasmuch as we revised our methodology for determining those rates.

    This action is in the early procedural stages. Accordingly, we cannot predict the timetable on which this action will proceed. We disagree with the allegations in the complaint and believe that we have valid defenses to the government's claims. We intend to defend this action vigorously. However, because litigation is subject to uncertainties, it is not possible for us to predict the outcome of this action. An unfavorable outcome could have a material adverse effect on our operating results and cash flows in the quarter in which this action is resolved, but we do not expect that an unfavorable outcome would have a material adverse effect on our business or financial condition. In addition, defending this action may be costly.

Results of Operations

Comparison of the Three Months Ended September 30, 2000 and 1999

Revenues - Our total revenues were $13.4 million for the three months ended September 30, 2000, an increase of $4.0 million or 43.3% from 1999. Product sales were $12.6 million for the three months ended September 30, 2000, an increase of $4.0 million or 46.3% from 1999. Our increase in product sales was due to higher production volumes, resulting from both manufacturing capacity expansion and improvements in manufacturing productivity, as well as continued strong demand for our products. Research contract revenues were $848,000 for the three months ended September 30, 2000, an increase of $78,000 or 10.1% from 1999.

Gross profit - Our gross profit was $4.0 million for the three months ended September 30, 2000, an increase of $1.4 million or 51.8% from 1999. Product gross profit for 2000 was $3.8 million, an increase of $1.3 million or 50.4% from 1999. Our product gross margin was 30.1% for the three months ended September 30, 2000. In the similar 1999 period, the product gross margin was 29.3%. The increase in product gross margins was due to increased production levels as compared to the year ago period. However, product gross margin declined slightly from 30.3% in the three months ended June 30, 2000, as a result of the effects of our increased capacity expansion. Our gross profit on research contracts for the three months ended September 30, 2000 was $211,000, an increase of $94,000 or 80.3% from the 1999 period.

Product development costs - Our product development costs for the three months ended September 30, 2000 were $920,000, up $425,000 or 85.9% from 1999. The increase is due to a higher level of development activity for our Silicon-Film products and portable battery charger products.

General and administrative expenses - Our general and administrative expenses for the three months ended September 30, 2000 were $1.3 million, an increase of $483,000 or 60.1% from the similar 1999 period. The increase is primarily due to higher levels of salaries as a result of additional positions to support our growth, professional fees, insurance expenses and certain costs of being a public company such as annual report, proxy solicitations and other related costs.

Selling expenses - Our selling expenses for the three months ended September 30, 2000 were $1.1 million, an increase of $694,000 or 175.3% from 1999. The increase is due to higher salary costs and relocation costs as a result of additions to the sales and marketing staff, increased advertising expenditures and higher travel costs.

Professional fees related to overhead dispute - Our professional fees related to our overhead dispute (refer to Part II, Item I) for the three months ended September 30, 2000 were $284,000, an increase of $272,000 from the similar 1999 period. This increase is due to the high level of activity, and related professional fees, related to the dispute during the third quarter of 2000.

Interest income - Our interest income for the three months ended September 30, 2000 was $384,000, as compared with $12,000 in the 1999 period. The increase was due to higher cash balances available for investment as a result of our public offering in the fourth quarter of 1999.

Equity in losses of joint ventures - Equity in the losses of joint ventures was $8,000 for the three months ended September 30, 2000. There was no comparable amount in the same period in 1999. The ventures did not have significant operations until the fourth quarter of 1999.

Income taxes - Income taxes for the three months ended September 30, 2000 were $158,000, as compared with $275,000 in 1999. The effective tax rate for the 2000 period was 20%, as compared to 30% in the comparable 1999 period. Our effective tax rate is lower than the statutory rates principally as a result of research and experimentation tax credits and the benefit of a Foreign Sales Corporation. The reduction in the effective tax rate is due to a higher percentage of international sales in 2000 as compared to 1999, as well as higher levels of research and experimentation tax credits.

Results of Operations

Comparison of the Nine Months Ended September 30, 2000 and 1999

Revenues - Our total revenues were $35.7 million for the nine months ended September 30, 2000, an increase of $11.2 million or 45.9% from 1999. Product sales were $33.3 million for the nine months ended September 30, 2000, an increase of $11.1 million or 50.3% from 1999. Our increase in product sales was due to higher production volumes, resulting from both manufacturing capacity expansion and improvements in manufacturing productivity, as well as continued strong demand for our products. Research contract revenues were $2.5 million for the nine months ended September 30, 2000, an increase of $100,000 or 4.4% from 1999.

Gross profit - Our gross profit was $10.9 million for the nine months ended September 30, 2000, an increase of $4.2 million or 63.4% from 1999. Product gross profit for 2000 was $10.2 million, an increase of $4.1 million or 67.6% from 1999. Our product gross margin was 30.7% for the nine months ended September 30, 2000. In the similar 1999 period, the product gross margin was 27.5%. The increase in product gross margins was due to continued improvements in productivity as well as increased production volumes and revenue contribution from our second manufacturing plant which came on-line in the second quarter of 1998. Our gross profit on research contracts for the nine months ended September 30, 2000 was $663,000, an increase of $104,000 or 18.5% from the 1999 period.

Product development expenses - Our product development expenses for the nine months ended September 30, 2000 were $2.3 million, up $723,000 or 47.0% from 1999. The increase is due to a higher level of development activity for our Silicon-Film products and our portable battery charger products.

General and administrative expenses - Our general and administrative expenses for the nine months ended September 30, 2000 were $3.1 million, an increase of $985,000 or 45.7% from the similar 1999 period. The increase is primarily due to higher levels of salaries as a result of additional positions to support our growth, professional fees, insurance expenses and certain costs of being a public company such as annual report, proxy solicitations and other related costs.

Selling expenses - Our selling expenses for the nine months ended September 30, 2000 were $2.4 million, an increase of $1.5 million or 147.1% from 1999. The increase is due to higher salary costs and relocation costs as a result of additions to the sales and marketing staff, increased advertising expenditures and higher travel costs.

Professional fees related to overhead dispute - Our professional fees related to our overhead dispute (refer to Part II, Item I) for the nine months ended September 30, 2000 were $326,000, an increase of $274,000 from the similar 1999 period. This increase is due to the high level of activity, and related professional fees, related to the dispute during the third quarter of 2000.

Interest income - Our interest income for the nine months ended September 30, 2000 was $1.1 million, as compared with $69,000 in the 1999 period. The increase was due to higher cash balances available for investment, as a result of our public offering in the fourth quarter of 1999.

Equity in losses of joint ventures - Equity in the losses of joint ventures was $88,000 for the nine months ended September 30, 2000. There was no comparable amount in the same period in 1999. The ventures did not have significant operations until the fourth quarter of 1999.

Income taxes - Income taxes for the nine months ended September 30, 2000 were $954,000, as compared with $588,000 in 1999. The effective tax rate for the 2000 period was 26.1% as compared with 30.0% in the 1999 period. Our effective tax rate is lower than the statutory rates principally as a result of research and experimentation tax credits and the benefit of a Foreign Sales Corporation. The reduction in the effective tax rate is due to a higher percentage of international sales in 2000 as compared to 1999, as well as higher levels of research and experimentation tax credits.

Liquidity and Capital Resources

    At September 30, 2000, we had cash of $26.2 million, as compared with $25.3 million at December 31, 1999. Cash provided by operating activities of $3.7 million for the nine months ended September 30, 2000 was principally due to decreases in accounts receivable balances. Cash used in operating activities for the nine months ended September 30, 1999 of $4.0 million was principally due to increases in accounts receivable and inventory.

    Cash used in investing activities of $5.6 million and $2.9 million for the nine months ended September 30, 2000 and 1999, respectively, was principally due to capital expenditures for the increase of manufacturing capacity.

    Net cash provided from financing activities of $2.8 million and $768,000 for the nine months ended September 30, 2000 and 1999, respectively, was principally due to the exercise of stock options.

    Our sources of liquidity as of September 30, 2000 consist principally of cash of $26.2 million and available bank credit lines of $4 million. Any borrowings under our bank facilities will be secured by accounts receivable, inventory and machinery and equipment.

    We expect that our available cash balance, our projected cash generated from operations and available bank credit lines will be sufficient to fund our activities for at least the next 18 months.

                               AstroPower, Inc.
            FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000


                          PART II:  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

    In October 2000, the United States government filed a civil action against us in the U.S. District Court for the District of Delaware to recover damages and penalties with respect to the submission of the invoices and Incurred Cost Submissions in connection with contracts with the U.S. Department of Defense and U.S. Department of Energy. The allegations in the complaint involve our Incurred Cost Submissions, which are used to determine indirect cost rates, for the period from 1991 through 1995, and invoices submitted between July 1994 and January 1996. The complaint alleges that we falsely claimed that certain costs were properly allocable to the government contracts when those costs were attributable to a commercial venture, resulting in overpayments to us in excess of at least $2.3 million and seeks treble damages and penalties aggregating approximately $7.9 million. We have been in a dispute with respect to our indirect cost rates with the government since 1996 and this action follows our inability to resolve our differences. The government had previously audited and accepted our indirect cost rate structure for 1991 through 1993.

    This action is in the early procedural stages. Accordingly, we cannot predict the timetable on which this action will proceed. We disagree with the allegations in the complaint and believe that we have valid defenses to the government's claims. We intend to defend this action vigorously. However, because litigation is subject to uncertainties, it is not possible for us to predict the outcome of this action. An unfavorable outcome could have a material adverse effect on our operating results and cash flows in the quarter in which this action is resolved, but we do not expect that an unfavorable outcome would have a material adverse effect on our business or financial condition. In addition, defending this action may be costly and may divert our management's attention.

    We are not party to any other material litigation and we are not aware of any other pending or threatened litigation against us that could have a material adverse effect upon our business, operating results or financial condition.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits

          Exhibit No.              Description
          -----------              -----------

             3.5 Form of Certificate of Amendment of Amended and Restated Certificate of Incorporation of AstroPower, Inc., dated June 15, 2000

             10.36 Third Amendment to Lease, dated June 28, 2000, by and between RREEF America Reit II Corp. E and AstroPower, Inc.

             27                    Financial Data Schedule

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AstroPower, Inc.


Date:  November 3, 2000            By: /s/      Allen M. Barnett
                                       --------------------------------------
                                                Allen M. Barnett
                                       President and Chief Executive Officer



Date:  November 3, 2000            By: /s/      Thomas J. Stiner
                                       --------------------------------------
                                                Thomas J. Stiner
                                            Senior Vice President and
                                             Chief Financial Officer
                                          (Principal Financial Officer)