Form 10-K
period 2000-12-31
ASTROPOWER INC
filed 2001-03-15
CIK 885672

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the fiscal year ended December 31, 2000.

  or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the transition period from ______________to _______________

                        Commission file Number 000-23657

                                ASTROPOWER, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                51-0315869
      (State or other jurisdiction         (I.R.S. Employer Identification No.)
    of incorporation or organization)
         Solar Park, Newark, DE                         19716-2000
(Address of principal executive officers)               (Zip Code)

       Registrant's telephone number, including area code: (302) 366-0400

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $0.01 Per Share
                                (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

    As of March 7, 2001, 11,775,661 shares of $0.01 par value common stock were outstanding. The aggregate market value of shares held by non-affiliates as of March 7, 2001 was $434,035,571 based on the bid price of the Common Stock on that date.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Cautionary Note Regarding Forward-Looking Statements

    This annual report on Form 10-K contains forward-looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements involve risks, uncertainties and assumptions as described from time to time in registration statements, annual reports, and other periodic reports and filings of the Company filed with the Securities and Exchange Commission. All statements, other than statements of historical facts, which address the Company's expectations of sources of capital or which express the Company's expectation for the future with respect to financial performance or operating strategies, can be identified as forward looking statements. As a result, there can be no assurance that the Company's future results will not be materially different from those described herein as "believed", "anticipated", "estimated" or "expected", which reflect the current views of the Company with respect to future events. We caution readers that these forward looking statements speak only as of the date hereof. Except as required by law, the Company hereby expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which such statement is based.

                                     PART I

ITEM 1. BUSINESS

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

    We sell our products in the United States as well as in several selected international markets such as Germany, Spain, Japan, China and South Africa. According to PV Energy Systems, the solar electric power industry sold approximately 200 megawatts of power generating capacity in 1999, which represented approximately $2.6 billion in equipment sales. PV Energy Systems forecasts growth for solar electric power shipments of 25% per year through 2004. We currently have capacity to produce approximately 35 megawatts of solar electric power generating products per year. We expect to increase our production capacity to 65 megawatts by the end of 2001 and plan to continue to increase both our production capacity and capacity utilization to meet this rapidly growing demand.

    We believe that our products are cleaner, have superior reliability, are less costly to operate and are more easily scaled to any size application compared with other distributed generation technologies. Additionally, we believe our focus on silicon wafer sourcing, equipment and process engineering, and product design has allowed us to reduce production costs and increase the mechanical and electrical yields of our products.

The Electric Power Industry

    The electric power industry comprises one of the largest segments of the global economy, with annual electric power revenues of approximately $1 trillion. Approximately $200 billion is spent annually on power generation and delivery equipment, of which approximately 90% is utilized for centralized power plants where electricity is generated at a large scale and distributed to end users through a network of transmission cables. Currently, approximately 10% of the overall power equipment market comprises distributed generation systems sold to customers located in remote or rural areas or for use in back-up or standby duty to improve power quality and reliability.

Structural Change within the Electric Power Industry

    The electric power industry is currently undergoing significant changes to its basic structure and operating models. Governments in the United States and other countries are changing the model of vertically integrated local electric utility monopolies, whose prices are directed by regulators, in favor of a deregulated, competitive industry structure. Furthermore, new power generation technologies have expanded users' options for procuring electric power.

    We believe that these regulatory changes will promote greater consumer choice and facilitate increased use of distributed generation technologies as electric power providers increasingly will seek to differentiate their product offerings on the basis of cost, reliability and power generation source.

    Deregulation of the electric power industry is occurring globally, and the rules which govern this process differ significantly among countries. In the United States, deregulation is proceeding on a state-by-state basis. As of December 31, 2000, 23 states had passed legislation and opened their retail electric power markets to competition, and an additional 20 states had formal deregulation procedures underway.

    As part of the deregulation process, governments in Europe, Japan and the United States are implementing legislation and introducing various economic incentives. Renewable energy providers and users benefit from the following types of governmental assistance:

  .   portfolio standards mandating the use of renewable energy sources;

  . direct purchase subsidies to end users to offset up-front capital costs; and

  . net metering laws which allow end users to sell electric power back into the grid at full retail prices.

    The combination of some or all of these types of governmental assistance provides an attractive market opportunity for our solar electric power products. In Europe and Japan, we estimate that these programs have stimulated the installation of more than 64,000 solar electric power residential systems from 1995 through 1999. In California, which was the first state to fully deregulate its electric power industry, the legislature set aside $54 million in 1998 for solar electric power programs, including a five-year direct subsidy program for homeowners who purchase solar electric power systems.

The Adoption of Distributed Generation

    An increasingly competitive power industry, coupled with increased consumer demand for high quality, reliable, accessible, competitively priced and environmentally friendly sources of electric power, is creating opportunities for new technologies for electric power generation, transmission and distribution. We believe that distributed generation technologies will capitalize on these new opportunities based on the following factors:

  . Increasing Demand for High Quality and Reliable Power. The proliferation of Internet communications and the associated digital communications infrastructure has resulted in a significant increase in the demand for high quality and reliable power sources. According to the Electric Power Research Institute, an electric utility sponsored research collaborative, industry sources estimate the cost of power disruptions in the United States at approximately $30 billion per year. For this reason, many technology and communications businesses are installing highly reliable, grid parallel on-site generation systems. We believe that power quality and reliability will become increasingly important factors for customers involved with all aspects of technology and communications applications, and that distributed generation technologies such as solar electric power will be favored due to their ability to deliver high quality power at high levels of service reliability.

  . Capacity Constraints. We believe that expansion of the existing electric power infrastructure may not reliably meet growth in the demand for electric power. According to the United States Department of Energy, peak summer demand for electric power has increased by 25% since 1990, while power supply capacity has increased by only 6% over the same period. Also, according to industry sources, capacity reserve margins, which represent the amount of excess generation capacity available during peak usage periods, have decreased in the United States from approximately 33% in 1982 to approximately 14% in the summer of 1999. Increasing the existing and aging infrastructure to meet capacity constraints will be capital intensive, time consuming and may be restricted by environmental concerns. We believe that distributed generation products, in particular solar electric power products, offer the best solutions for overcoming many of the obstacles associated with providing additional capacity for energy customers.

  . Environmental Concerns and Regulations. Several countries, including Japan, Germany and the United States, have introduced economic incentives geared towards the commercialization and expansion of renewable energy sources. We believe that continuing public and governmental concern regarding environmental issues such as global warming and air pollution, alongside continued development of cost-competitive, environmentally friendly alternatives, will encourage additional legislative initiatives in support of distributed generation solutions.

  . Technological Advancement. We believe that advances in technology, design and manufacturing processes will continue to reduce the cost and enhance the performance characteristics of distributed generation products, which should ultimately make distributed generation attractive to a broader market of consumers.

    We believe that installing distributed generation technologies, such as solar power, is one of the most promising strategies for addressing these new electric power generation transmission and distribution opportunities.

The Solar Power Advantage

    Although a number of new technologies, including fuel cells and microturbines, can generate electric power in a distributed or point-of-use fashion, solar electric power offers several benefits relative to other distributed generation technologies:

  . Reliable and low maintenance. With no moving parts, solar power systems reliably power some of the world's most sensitive applications, from space satellites to microwave stations in mountainous and other remote, harsh environments.

  . Modular and scalable. Solar electric power is highly scalable and can be deployed in many sizes and configurations, from hand-held devices to large power generating facilities almost anywhere in the world.

  . Zero emission. Solar power is the only method of distributed generation that produces no emissions.

  . Renewable. Solar power is the only distributed generation technology that utilizes a renewable energy source. Solar electric power systems can provide the advantages of other distributed generation systems without the need for fuel or regular maintenance.

  . No fuel infrastructure. Solar electric power converts energy from the sun and, therefore, is not dependent on the existence, development or maintenance of a fuel delivery infrastructure.

    Additionally, the power output from a solar electric power system is well-matched to periods of peak load demand, typically occurring during hot summer days. We believe that this factor will become increasingly significant as time-of-day pricing or other variable pricing mechanisms are implemented to respond to delivery constraints during periods of high demand.

The Solar Power Industry

    Solar electric power addresses the needs of three major market segments:

  . On-grid. In this application, solar electric power is used as an environmentally preferred source of alternative or supplemental electric power for customers already connected to the utility grid and to provide reliable back-up power in the event of a utility outage.

      Primarily concentrated in Europe, Japan and the United States, this application has represented the fastest-growing segment of the solar electric power market since 1996.

  . Rural electrification. Many of the estimated two billion people still without electric power live in geographic areas not conducive to electrification by means of the utility grid. For these people, solar electric power can be a cost effective and rapid way in which to gain access to electrical supply.

  . Telecommunications and transportation industries. Solar electric power is used for a wide variety of applications related to the telecommunications and transportation industries. Examples of these applications include cellular telephone base stations, fiber-optic and radio repeaters, telemetry and data acquisition systems, traffic information signs, warning displays and emergency call boxes.

    PV Energy Systems estimated 1999 worldwide solar electric power industry shipments at 201 megawatts, which represents approximately $2.6 billion in equipment sales. Since 1996, industry shipments have increased at a compound annual growth rate of 31%. During this period, the fastest-growing solar electric power market segment has been for on-grid applications, where consumers already connected to the utility grid are choosing solar electric power as an alternative to conventional on-grid sources. Since 1996, on-grid shipments have grown at a compound annual growth rate of 90% and now account for 31% of the total market in 1999. We believe that growth in the on-grid market segment is being driven by customer preference for environmentally friendly electric power technologies and by the worldwide trend toward deregulation within the electric utility industry.

    The chart below highlights the growth and market share of worldwide on-grid and off-grid solar electric power shipments.



                                    [GRAPH]

                                       On-Grid    Off-Grid

                                1996       9         80
                                1997      29         97
                                1998      37        115
                                1999      65        137

    PV Energy Systems predicts that solar electric power shipments will continue to increase at a compound annual growth rate of 25% through 2005, and that on-grid shipments and off-grid shipments will grow at compound annual rates of 35% and 18%, respectively. According to this forecast, the on-grid segment will be approximately 51% of the total solar electric power market by 2005.

The Solar Power Challenge

    Solar electric power is often the most cost-effective source of electric power in selected off-grid applications. While governmental assistance and enhanced consumer choice have accelerated the use of solar electric power for on-grid applications, the widespread utilization of solar electric power by customers connected to the utility grid has been limited principally by production costs. The ability to reduce production costs is driven by three primary factors:

  . Materials sourcing. Reducing raw materials cost must be achieved without compromising product quality or reliability.

  . Equipment and process engineering. Increased process throughput must be achieved while maintaining or improving product performance.

  . Product design. Optimized product design must be achieved to capture economies of scale and lower production cost per kilowatt.

    Most of the solar electric power technologies that have been commercialized to date have not adequately reduced costs while maintaining the requisite levels of performance and reliability. These technologies fall into two basic categories--technologies based on ingots of crystalline silicon and technologies based on thin films of semiconductors other than crystalline silicon. The manufacture of ingot-based silicon wafers requires expensive equipment, consumes large amounts of electricity, wastes a significant portion of raw materials and takes several days to complete. Although thin films appear to offer the potential to reduce cost, low efficiency, poor stability and high capital costs have hampered the commercialization of thin-film solar electric power technologies to date.

Our Technology Solution

    We have developed an innovative and proprietary set of technologies and processes for the manufacture of solar cells which optimizes several stages in the manufacturing process to progressively reduce production costs while increasing mechanical and electrical yields. We have also introduced several solar cell design features that allow us to generate more power per solar cell which ultimately reduces the cost per kilowatt. Our manufacturing and design innovations address the primary challenges in solar cell production. These include:

  . Silicon wafer formation and sourcing. We have developed two proprietary manufacturing processes that allow us to significantly reduce silicon wafer cost. Our recycled semiconductor wafer technology recycles silicon wafers from the semiconductor industry for the production of solar cells. Our Silicon-FilmTM technology does not require high-purity silicon and produces large area silicon sheets in a fraction of the time of traditional ingot-based wafer manufacturing. Both of our processes are based on crystalline silicon and build on this material's established track record of performance and reliability.

  . Equipment and process engineering. We have designed a range of proprietary equipment and processes that allow us to increase our manufacturing productivity and to generate a higher level of power output per production asset. For example, our Silicon-FilmTM technology is a continuous, high-speed production process that produces silicon wafers in minutes. In contrast, traditional ingot-based silicon wafer manufacturing requires expensive wafer formation and sawing equipment and takes several days to produce the same quantity of solar power.

  . Product design. Our technology will allow us to produce solar cells in sizes up to 12 inches, with corresponding power output of up to 10 watts per solar cell. This is approximately three times more powerful than the largest solar cell currently available. More powerful solar cells reduce the cost per watt for module assembly and installation because the fixed costs of these operations can be amortized over more watts. Our next-generation Silicon-FilmTM solar cell, currently under development, also incorporates integrated circuit design concepts that further increase functionality and reduce cost.

    Our focus on silicon wafer sourcing, equipment and process engineering and product design has allowed us to significantly reduce our production cost per watt and has provided us with significant operating leverage to grow our business.

Strategy

    Our goal is to become the leading global solar electric power company. To achieve this, we intend to:

  Maintain our manufacturing and technology advantage

    We intend to continue to enhance our manufacturing processes and technologies and to introduce innovative solar electric power products. We intend to leverage our recycled semiconductor wafer and Silicon-FilmTM technology platforms in order to further reduce solar cell manufacturing costs and increase market share. We have consistently introduced new products to provide our customers with improved levels of functionality, price and performance and to access new market opportunities. We plan to build on this history of innovation through the continued introduction of new products, including solar cells, modules, panels, systems and wholesale solar electric power.

  Rapidly expand manufacturing capacity

    We intend to capitalize on our manufacturing expertise and replicable method of expanding manufacturing capacity. Over the past two years we have approximately tripled our manufacturing output.

  Become a leading supplier of residential and commercial "premium power" on-grid solutions

    We believe that the deregulation of the energy industry is creating a favorable environment to market residential and commercial rooftop solar systems to domestic on-grid customers. We believe that power reliability will become increasingly important to customers, and that solar electric power systems are one way for consumers to increase the reliability of their electricity supply. We have begun to sell our SunChoiceTM systems to customers in states such as California, Arizona, New York and New Jersey that are implementing favorable legislation, introducing economic incentives and promoting consumer choice. We recently signed an agreement to make our SunChoiceTM systems a standard feature in new communities built by Shea Homes, Inc., one of the largest builders and developers of homes, neighborhoods and master planned communities in the United States. The initial plan is for the construction of 100 solar-powered homes in a Shea development near San Diego. We are also pursuing other distribution arrangements for our residential systems.

  Expand relationships with module assemblers

    In international markets, local module assemblers are often best positioned to deliver customized solutions and to compete for local business. We intend to expand our relationships with selected module assemblers and to offer additional products and services, including factory design, equipment selection, process training and quality assurance. We believe that this strategy will allow us to broaden our international reach and to penetrate new markets. In July 1999, we formed a joint venture with Atersa, S.A., a leading Spanish module assembler and systems integrator, to provide these services.

  Pursue strategic relationships

    We intend to continue to pursue strategic relationships to introduce new technologies and products, enter new geographic markets, attract new customers and pursue additional revenue opportunities. These relationships may take various forms, including cooperative marketing agreements, joint ventures and strategic alliances. Through our GPU Solar joint venture, we have developed the capability to generate and sell wholesale solar electric power in selected markets in the United States.

Products

    We currently sell five classes of products: solar cells, modules, panels, systems and wholesale solar electric power.

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

  . Systems typically include a group of modules or panels, a storage battery and electronic equipment for power conditioning and control. Our SunChoiceTM pre-packaged systems are designed for use on residential and small commercial rooftops.

  . Wholesale solar electric power is produced and sold through our GPU Solar joint venture under long-term purchase agreements.

    Solar cells. Solar cells are the core component inside every solar electric power system. We sell most of the solar cells we produce to independent module assembly companies. These customers assemble our solar cells into modules and sell the modules under their own brand name for a variety of local market applications. We believe that our solar cells are preferred by module assembly company customers over other manufacturers' solar cells for several reasons:

  . our solar cells are the largest and most powerful solar cells on the market today;

  . our solar cells are significantly thicker than most solar cells, leading to lower rates of breakage during soldering and packaging; and

  . our solar cells have specially prepared electrical contacts for ease of soldering.

    One of our key strategies has been to capture economies of scale by increasing the size of our solar cells. With our recycled semiconductor wafer process, utilizing single crystal silicon wafers, we capitalized on the movement of the computer chip industry to larger wafer sizes. In 1993, we were one of the first companies to introduce a 5" square single crystal solar cell, which has gradually replaced the earlier 4" solar cell as the industry standard. In 1995, we were the first company to introduce a 6" square single crystal solar cell, and we are still one of only two companies offering a product of this size. In 1998, we introduced our first solar cell made using our Silicon-FilmTM technology which we branded under the name APexTM. This solar cell is identical in size and layout to our 6" single crystal solar cell, which makes it easy for customers whose equipment is already configured for this size to add an APexTM module to their product line. In early 2000 we introduced an 8", 4-watt single crystal solar cell that is approximately 25% more powerful than any other solar cell currently on the market.

    We plan to continue to exploit the economies of scale inherent in the processing and packaging of large solar cells in order to reduce costs further and to differentiate us from our competitors. We also plan to capitalize on the unique large area capability of our Silicon-FilmTM technology to introduce 8" and 12" square APexTM solar cells rated for 4.5 watts and 10 watts, respectively.

                             Our Product Evolution

Product                                                      Power            Introduction
 Name         Dimensions             Cell Type              (Watts)               Date
-------       ----------           --------------           -------           ------------
AP-104         4" square           Single Crystal             1.3                 1991
AP-105         5" square           Single Crystal             2.1                 1993
AP-106         6" square           Single Crystal             3.2                 1995
APx-6          6" square           APexTM                     2.5                 1998
AP-108         8" round            Single Crystal             4.0                 2000
APx-8          8" square           APexTM                     4.5                 2001
APx-12        12" square           APexTM                    10.0                 2002

    Modules. Modules are assemblies of solar cells that can be electrically interconnected to achieve virtually any combination of required electric power output. We manufacture modules with power ratings ranging from 30 to 150 watts. Modules at the lower end of this power range are typically used individually to provide small quantities of energy for non-electrified homes and for a variety of small industrial applications in the telecommunications and transportation industries. Higher power modules are typically used in larger arrays. Most of our module sales are at the higher power ratings. These modules capitalize on our ability to make larger and more powerful cells than our competitors.

    Panels. For systems requiring hundreds or thousands of individual modules, we sell fully assembled panels. Panels are assemblies of high-power unframed modules adhesively bonded to a common support structure and electrically interconnected and tested in our factory. Panels are typically shipped to the job site in reusable shipping racks. The advantage of this product is that we perform much of the electrical and mechanical integration in our factory under controlled conditions, thereby lowering our customers' on-site labor costs and reducing the probability of wiring errors. We believe that we are the only solar electric power company to offer fully assembled panels as a standard product.

    Systems. Our SunChoiceTM systems are standardized systems designed for residential and small commercial rooftops. These systems are designed to operate in parallel with the utility grid and typically generate between 50% and 75% of a home's annual electric power needs. Solar electric power not consumed on the premises is sold back into the utility grid. Most SunChoiceTM systems include a storage battery that allows the system to provide back-up power to selected circuits during a utility outage. We are finding significant customer interest in backup or emergency power. We believe that this interest reflects broad concern by customers about the reliability of the electric power network.

    Wholesale solar electric power. Through our joint venture, GPU Solar, we construct, own, and operate solar electric power plants and sell electric power on a wholesale basis to power marketing companies for resale to end customers. In this case, our product is wholesale electric power, which we sell under long-term power purchase contracts with power markets and electric utilities.

Contract Research and Development

    We selectively pursue contract research programs funded by third parties to help support the development of new technical capabilities and products. These programs have been selected to complement and enhance our long-term development strategy under conditions that permit us to retain the technology developed. We have received substantial third party funding from various agencies of the United States government. Total sums expended for research, development and manufacturing engineering in the years ended December 31, 1998, 1999 and 2000 were $3.7 million, $4.4 and $5.6 million, respectively. Of those amounts, approximately $2.3 million, $2.3 million and $2.4 million, respectively, were externally funded and are a component of contract revenue.

Manufacturing

    We currently manufacture our products in two facilities in Newark, Delaware, one located in Solar Park and the other in nearby Pencader Corporate Center. We believe that our recent experience of building and operating our Pencader plant has allowed us to develop a formal, replicable model for capacity expansion and that this process reduces the risks associated with further capacity expansion. Some of the key elements contributing to this low risk approach are:

  .   utilization of previously proven processes and equipment;

  . increases in solar cell size which allow for greater power output with existing production processes; and

  . flexible manufacturing which enables us to run multiple product configurations through the same line.

    Our manufacturing facilities include a full complement of equipment for wafer, solar cell and module manufacturing and are regularly upgraded to improve capacity and product quality. Included in both facilities are equipment to condition wafers by mechanical and chemical means, furnaces for diffusion, printing and firing equipment for applying electrical contacts to solar cells, equipment for applying anti-reflection coatings on solar cells and solar cell testers. Our Pencader facility contains equipment for assembling and testing modules.

    The research and development portion of our Solar Park facility is equipped with standard semiconductor device development, fabrication and evaluation equipment, including wafer polishing facilities, seven liquid phase epitaxial growth systems for silicon and compound semiconductor devices and furnaces for diffusion, oxidation, alloying and heat treatment, photolithography equipment, vacuum deposition for metals and anti-reflection coatings, plating baths for obtaining low resistance contacts and standard process evaluation equipment including a scanning electron microscope with energy dispersive spectroscopy capability.

Sales and Marketing

    We pursue both direct and indirect sales and marketing strategies according to the dynamics of each targeted market. We currently sell solar cells and modules in selected international on-grid, rural and telecommunications and transportation markets through our direct sales force. We have begun to sell complete systems in selected on-grid markets through indirect channels, including value added resellers, distributors, independent agents and contractors. We currently have relationships with several indirect channel partners which allow us to penetrate selected global markets efficiently. Direct sales to certain customer classes and applications afford us a higher level of control and increased participation in downstream margin opportunities, while our cooperation with indirect partners gives us coverage of certain international markets which would be difficult or impossible for us to access directly. The table below explains the relationship between market segments, product types, customer types, sales channels and applications as they relate to our business.

                               On-Grid                                 Off-Grid
               ---------------------------------------- ---------------------------------------
                 Residential and
                   Commercial                           Telecommunications         Rural
   Market           Buildings        Wholesale Power    and Transportation    Electrification
-------------  ------------------- -------------------- ------------------- -------------------
Our Products   . Solar Cells       . Wholesale Solar    . Modules           . Solar Cells
               . Modules             Electric Power                         . Modules
               . Complete Systems    Generated with
                                     Our Technology

Customer       . Residential and   . Power Marketers    . Original          . Module Assemblers
                 Commercial        . Electric Utilities   Equipment           and Systems
                 Building Owners,                         Manufacturers       Integrators
                 Distributors, and                        and Systems
                 Module Assemblers                        Integrators

Sales Channel  . Direct Sales,     . Joint Ventures     . Direct Sales,     . Direct Sales
                 Internet,                                Agents,
                 Home Builders and                        Distributors and
                 Electricians                             Value Added
                                                          Resellers

Applications   . Solar electric    . Wholesale solar    . Repeater stations . Solar home
                 power systems       power from         . Monitoring and      systems often
                 providing a         solar electric       telemetry systems   located in
                 supplemental        power plants         for highways,       developing
                 environmentally     which is typically   railroads and       countries to
                 friendly power      sold to power        pipelines           provide basic
                 source that can     marketers          . Emergency call      services such as
                 be resold back      through long-term    boxes on highways   light, radio,
                 into the            purchase           . Portable warning    television and
                 utility grid        agreements           signs used at       communications
               . Roof panels       . Blended              highway           . Wireless pay
                 for single          electricity          construction        telephones
                 family homes        products             sites             . Pumps for
               . Roof panels or                                               drinking water
                 exterior panels                                            . Schools and
                 for commercial                                               health clinics
                 buildings                                                  . Vacation cabins

    The domestic on-grid market. We believe that the deregulation of the energy industry provides a favorable climate for marketing solar electric power and solar systems to domestic on-grid customers. In order to focus our marketing efforts, we have developed a methodology to identify promising near-term target markets. Factors which we consider in this methodology include:

  .   the addition of renewable energy sources to portfolio standards;

  . the existence and extent of direct subsidies or tax benefits for solar electric power systems;

  .   the existence of net metering laws;

  .   local retail electricity prices; and

  .   the quality of the regional sunlight resource.

    We have an office in Concord, California that focuses on "premium power" on-grid sales. We plan to increase our direct marketing efforts to promote our sales to homeowners in targeted regions, and we are developing a web-based online shopping tool to allow customers to choose and purchase the system that meets their requirements. We believe that power quality and reliability will become an increasingly important factor for customers involved with all aspects of the Internet and other computer applications, and that distributed generation technologies such as solar electric power will be favored due to their ability to deliver high levels of quality and service reliability.

    The international on-grid market. The international on-grid market has developed more rapidly than the domestic on-grid market, particularly in Europe and Japan. We serve the international on-grid market primarily through the sale of solar cells, which are assembled into modules and panels by our module assembly customers. These products are incorporated into systems and sold directly to homeowners and building owners or sold through intermediaries such as local electricians and homebuilders. Several of our customers have also established subsidiaries to build, own and operate solar electric power plants and to sell the electricity from these power plants to power marketers and end customers.

    Our on-grid module assembly customers have typically established strong brand identity within their regional markets and have in some cases developed unique products that incorporate solar cells into building materials such as roof tiles and curtain-wall glazing systems. These products are growing in popularity in Europe.

    We believe that customers in Europe and Japan are strongly motivated by environmental concerns and that their governments will continue to support renewable energy sources. Therefore, we believe that the international on-grid market will continue to comprise a major portion of our product revenue for the foreseeable future.

    The rural electrification market. This market segment addresses the large number of people throughout the world who are not yet served with electric power. Within this market segment, we typically sell modules directly to original equipment manufacturers who assemble their own complete systems and to systems integrators who design and build systems for end users.

    The telecommunications and transportation markets. These market segments include a wide variety of telecommunications, transportation and related industrial applications. Within these segments, we typically sell modules to assemblers who manufacture and sell completed modules and to value-added resellers and systems integrators who design and build systems for end users.

Customers

    We use a customer acquisition and growth strategy aimed at acquiring new key customers while growing volume with existing customers. First, we target new customers who provide access to high growth market segments while maintaining geographical diversity. Often we enter into a new supply relationship with such a customer as a secondary product supplier. Once a successful supply relationship has been established, our objective is to become the primary product supplier to each new key customer and to grow volume within each account.

    Sales to our ten largest product customers accounted for approximately 73.0%, 73.7% and 71.6% of total revenues in 1998, 1999 and 2000, respectively. During 1998, sales to Atersa and Solar Fabrik, an independent module assembler based in Germany, accounted for 17.6% and 14.3% of our total revenues, respectively. During 1999, Solar Fabrik, Atersa and Kyocera Solar, a systems integrator located in Arizona, accounted for 23.7% and 13.6% and 10.3% of our total revenues, respectively. During 2000, sales to Solar Fabrik accounted for 21.3% of our total revenues. No other product customers represented 10% or more of our total revenues for any such periods. We expect that sales of our products to a limited number of customers will continue to result in a high concentration of sales for the foreseeable future and that the loss of certain of these customers could have a material adverse effect on our business, results of operations and financial condition.

    A large percentage of our product revenues are from international customers. For the years ended December 31, 1999 and 2000, the approximate geographic breakdown of product revenues is shown in the table below:

                     Regional Product Revenues Distribution

                                                                Year Ended
       Region                                                  December 31,
       ------                                                  ---------------
                                                                1999     2000
                                                               ------   ------
       North America..........................................     36%      20%
       Europe.................................................     54       57
       Asia...................................................      6       11
       Africa.................................................      4       12

    We anticipate that international customers will continue to account for the majority of product revenues for the foreseeable future.

Strategic Alliances

    GPU Solar. GPU Solar, Inc., is our 50 percent owned joint venture with GPU International. We believe that industry restructuring is creating a market for solar electric power and we plan to develop projects to sell wholesale solar electric power into this market through GPU Solar. We believe that this product will appeal to customers who are interested in solar electric power, but who may not choose or be able to install a solar electric power system on their home. In states with retail electric power choice programs, such customers may choose to purchase their electric power from a supplier who offers solar electric power. GPU Solar's business strategy is to:

  . identify sites where we can build solar electric power plants of up to several megawatts of capacity including commercial factory rooftops, parking structures or undeveloped land;

  .   construct power plants utilizing our panels;

  . enter into long-term purchase agreements (typically 15 to 20 years) with power marketers to buy electric power generated by the plant; and

  . operate the power plants using subcontracted operating and maintenance services.

    In July 1999, GPU Solar signed its first power purchase agreement with Green Mountain Energy Resources, one of the leading national environmentally friendly power marketers. The contract calls for Green Mountain Energy Resources to purchase at a fixed rate the entire electrical output of a 132 kilowatt power plant located in Northern California through July 2014. Construction of this plant was completed and power generation began in September 1999. During the first year of operation, the plant produced 163,500 kilowatt hours of electric power.

    In April 2000, GPU Solar signed a letter of intent with Green Mountain Energy Resources to build a second solar electric power plant in Berkeley, California. This second plant was completed in December 2000 and is rated at 100 kilowatts.

    AstraSolar. In July 1999, we and Atersa, one of our ten largest product customers, formed AstraSolar, a joint venture for the purpose of manufacturing and supplying solar cells to module assemblers worldwide for the off-grid market segment. AstraSolar started solar cell production in February, 2000 utilizing silicon wafers supplied by us. In addition to producing solar cells, AstraSolar has developed, and is marketing worldwide, standardized module assembly lines. We believe that assembly of solar cells into modules by local companies offers significant political and economic advantages.

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

Quality Assurance

    We intend to maintain our reputation as a manufacturer and supplier of quality products and to continuously improve the quality of our products and services. Quality testing starts with the wafer, is continued at several steps during solar cell and module manufacturing and is implemented at each solar cell and module manufacturing step by the staff directly responsible for the daily operation of the manufacturing line. Each operator is trained to recognize and report on the quality of his or her work. Process control issues are communicated to technicians, engineering personnel, supervisors and co-workers, and this team works together to effect an immediate corrective action and eliminate the cause of the problem.

    Quality assurance measures have enabled us to achieve international and domestic product certifications for many of our modules. In June 1996, the Commission of European Communities issued Qualification Certificates for environmental stability and performance for our AP-1106, AP-1206, AP-6105 and AP-7105 modules. In August 1997, we received the Underwriters Laboratory (UL) listing for Silicon-FilmTM module products which confirms that representative samples of these products have been evaluated by UL and meet applicable UL standards and requirements. We intend to submit all new module products for such approval.

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

    A number of large U.S., Japanese and European companies are actively engaged in the development, manufacturing and marketing of solar electric power components and systems. These include BP Solar, Siemens Solar Industries, Kyocera Corporation, Sanyo Electric Co., Sharp Corp., Shell Solar Energy B.V., ASE GmbH and Canon. All of these companies have significantly greater resources to devote to research, development, manufacturing and marketing than we do. There are also a large number of smaller companies involved in both the development of, as well as the ongoing manufacturing and marketing of, solar electric power components and systems.

    There are a variety of competing technologies currently under active development by a large number of organizations. These technologies include amorphous silicon, cadmium telluride and copper indium diselenide as well as advanced concepts for both bulk ingot-based and thin film crystalline silicon. Any of these competing technologies could theoretically achieve manufacturing costs per watt lower than the Silicon-FilmTM technology developed by us.

    We believe that the principal competitive factors in the market for solar electric power components are:

  .   price per watt;

  .   product reliability, quality and reputation;

  .   product performance, primarily conversion efficiency; and

  .   ease of handling and installation.

    In addition to direct competition from other solar electric power product manufacturers, we face competition from companies using alternative technologies in the distributed generation and wholesale electric power markets. In distributed generation, competing technologies include diesel generators, microturbines and fuel cells. Other wholesale electric power market technologies are based on fuels such as natural gas, coal and uranium as well as renewable resources such as hydro, geothermal and wind. We believe that our products and services will compete successfully with these alternative technologies in our selected target markets.

Patents and Proprietary Technology

    Our success and ability to compete are significantly dependent on our proprietary technology. Our policy is to protect our technologies by filing patent applications with respect to technology considered important to business development. We also rely upon unpatented know-how, continuing technological innovation and the pursuit of licensing opportunities in order to develop and maintain our competitive position. We have been awarded 17 U.S. patents in the field of photovoltaics and had four U.S. and six foreign patent applications pending as of March 12, 2001. Eleven of the 17 U.S. patents that have been issued and two of the applications that are pending relate to our Silicon-FilmTM product design and manufacturing process. Of the remaining six patents that have been issued, four protect the design of high performance solar cells using compound semiconductors, one protects a product structure and one protects the design of an optical sensor using a compound semiconductor that provides for sensor operation at temperatures much higher than can be employed with conventional elemental materials. The remaining pending applications cover the utilization of a design for mounting photovoltaic modules to building structures, opto-electronic device design, and a process for manufacture that enhances the optical efficiency of opto-electronic devices.

    We decide on a case-by-case basis whether and in what countries we will file foreign counterparts of a U.S. patent application. International counterparts of four issued patents have been filed under the Patent Cooperation Treaty. We will continue to file other U.S. and international patent applications to protect technology we consider important in providing a market advantage for our products. We believe that our patents offer us a competitive advantage, but there can be no assurance that any patents, issued or pending, will not be intentionally circumvented or infringed upon by others.

    In addition to patent protection, we rely on the law of unfair competition and trade secrets to protect our proprietary rights, including our proprietary rights in our Silicon-FilmTM technology. We consider several elements of the Silicon-FilmTM manufacturing process to be trade secrets. We attempt to protect our trade secrets and other proprietary information through non-disclosure agreements with our customers and suppliers and limit the dissemination of information to a need-to-know basis. Although we seek to protect our proprietary information, it is possible that others will independently either develop the same or similar information or obtain access to information that we believe is proprietary.

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

    Silicon-FilmTM, SunChoiceTM and APexTM are our trademarks.

Environmental Regulations

    We use, generate and discharge toxic, volatile or otherwise hazardous chemicals and wastes in our research and development and manufacturing activities. Therefore, we are subject to a variety of federal, state and local governmental regulations related to the storage, use and disposal of these materials. We believe that we have all the permits necessary to conduct our business. However, failure to comply with present or future regulations could result in fines being imposed on us, suspension of production or a cessation of operations. We believe that we have properly handled our hazardous materials and wastes and have not contributed to any contamination at any of our premises. We are not aware of any environmental investigation, proceeding or action by federal or state agencies involving our premises. However, under certain federal and state statutes and regulations, a governmental agency may seek recovery and response costs from both operators and owners of property where releases of hazardous substances have occurred or are ongoing. Any failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances could subject us to substantial financial liabilities and could have a material adverse effect on our business, result of operations and financial condition.

Employees

    As of December 31, 2000, we had 425 full-time employees, of whom 42 were engaged in research and development, 329 in manufacturing, 23 in sales and marketing and 31 in administration. None of our employees is covered by a collective bargaining agreement. We have experienced no work stoppages and believe that our employee relations are good.

    To date, we have been able to attract the scientific, engineering, technical and other personnel required by our business. Thirty-four of our management and professional employees have advanced degrees, including six Ph.Ds. Such experienced professionals are in demand, and we must compete for their services with other organizations which may be able to offer more favorable salary and benefits. Historically, turnover among technical and professional employees has been low.

ITEM 2. PROPERTIES

    From July 1991 through January 1998, all of our administrative, research and manufacturing facilities were located in a 40,000 square foot building leased from University of Delaware, Newark, Delaware. The initial term of the lease expires in June 2011. However, we may exercise an option to cancel the lease beginning in July 2000. The annual cash rental payment for 2000 was $234,200 and increases approximately 6% each year.

    In January 1998, we entered into a lease for a 60,300 square foot facility to house our Pencader plant. This facility is part of a 130,000 square foot building located in Newark, Delaware, which is approximately six miles from our Solar Park facility. The term of the lease is 10 years with two five-year renewal options. In January 1999, we entered into an agreement for an additional 20,100 square feet in this facility. The commencement date for the amended lease was June 15, 1999. In June 2000 we entered into a new for lease the remaining 50,000 square feet of the building, giving us an aggregate of 130,000 square feet of space all in one facility. The initial term expires September 30, 2010 with all existing prior leases extended to become coterminous with the new lease. We took occupancy of this contiguous space in January 2001, at which time the annual rental payment for the first year of the amended lease for 130,000 square feet became $608,220. This rent increases at an average of approximately 2% each year. In addition, we are responsible for annual operating expenses of the building presently estimated at $132,000. The lease also provides for rights to purchase the entire building if the owner decides to sell it.

    In June 1999, our subsidiary, AstroPowerWest, LLC, entered into a lease with Allied Investments for a 3,000 square foot facility in Concord, California for office and warehouse space. The term of the lease is for three years commencing July 1, 1999 at an annual rent of $28,728 and increases approximately 2.5% each year.


ITEM 3. LEGAL PROCEEDINGS

    In October 2000, the United States government filed a civil action against us in the U.S. District Court for the District of Delaware, to recover damages and penalties with respect to the submission of the invoices and Incurred Cost Submissions in connection with contracts with the U.S. Department of Defense and U.S. Department of Energy. The allegations in the complaint involve our Incurred Cost Submissions, which are used to determine indirect cost rates, for the period from 1991 through 1995, and invoices submitted between July 1994 and January 1996. The complaint alleges that we falsely claimed that certain costs were properly allocable to the government contracts when those costs were attributable to a commercial venture, resulting in overpayments to us in excess of at least $2.3 million and seeks treble damages and penalties aggregating approximately $7.9 million. We have been in a dispute with respect to our indirect cost rates with the government since 1996 and this action follows our inability to resolve our differences. The government had previously audited and accepted our indirect cost rate structure for 1991 through 1993.

    This action is in the early procedural stages. Although a scheduling order has been issued with a trial scheduled to begin in March 2002, we cannot predict when this action will be finally resolved. We disagree with the allegations in the complaint and believe that we have valid defenses to the government's claims. We are defending this action vigorously. However, because litigation is subject to uncertainties, it is not possible for us to predict the outcome of this action. An unfavorable outcome could have a material adverse effect on our consolidated operating results and cash flows in the period in which this action is resolved, but we do not expect that an unfavorable outcome would have a material adverse effect on our consolidated business or financial condition. In addition, defending this action may be costly and may divert our management's attention.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock began trading on the Nasdaq National Market on February 13, 1998 under the symbol APWR. The following table sets forth for the indicated periods, the high and low sales price per share of our common stock as reported on the Nasdaq National Market.

                                                                   High   Low
                                                                  ------ ------
      1998
        First Quarter (from February 13, 1998)................... $10.88 $ 6.00
        Second Quarter........................................... $10.25 $ 7.63
        Third Quarter............................................ $ 9.75 $ 6.13
        Fourth Quarter........................................... $ 9.88 $ 5.88
      1999
        First Quarter............................................ $14.25 $ 8.50
        Second Quarter........................................... $18.50 $10.88
        Third Quarter............................................ $17.25 $11.75
        Fourth Quarter........................................... $14.25 $10.88
      2000
        First Quarter............................................ $49.38 $12.88
        Second Quarter........................................... $32.88 $13.13
        Third Quarter............................................ $47.75 $18.19
        Fourth Quarter........................................... $63.92 $22.63
      2001
        First Quarter (through March 7, 2001).................... $52.50 $31.13

    As of March 7, 2001, there were 371 shareholders of record.

Dividend Policy

    The Company has never declared nor paid any cash dividends on shares of our stock. We currently intend to retain future earnings, if any, to finance our growth and do not anticipate paying any cash dividends in the foreseeable future. The terms of our bank debt agreements prohibit us from paying cash dividends without the consent of the lender.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated financial data presented below for each of the three years in the period ended December 31, 2000 and as of December 31, 2000 and 1999 have been derived from the audited consolidated financial statements of the Company included elsewhere in this Form 10-K. The selected consolidated financial data as of December 31, 1998, 1997 and 1996 and for each of the two years in the period ended December 31, 1997 are derived from the audited consolidated financial statements of the Company not included herein. The information set forth below should be read in conjunction with the Company's consolidated financial statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                      Year Ended December 31,
                              ------------------------------------------
                               1996     1997     1998     1999    2000
                              -------  -------  -------  ------- -------
                               (in thousands, except per share data)

Consolidated Statement of
 Operations Data:
 Revenues:
 Product sales..............  $ 6,237  $13,095  $20,206  $31,428 $46,604
 Research contracts.........    4,346    3,512    2,953    3,216   3,183
                              -------  -------  -------  ------- -------
  Total revenues............   10,583   16,607   23,159   34,644  49,787
 Cost of revenues:
 Product sales..............    6,896    9,311   14,942   22,588  32,460
 Research contracts.........    2,580    2,540    2,297    2,264   2,422
                              -------  -------  -------  ------- -------
  Total cost of revenues....    9,476   11,851   17,239   24,852  34,882
                              -------  -------  -------  ------- -------
  Gross profit..............    1,107    4,756    5,920    9,792  14,905
 Operating expenses:
 Product development
  expenses..................      776    1,007    1,392    2,139   3,278
 General and administrative
  expenses..................    1,859    1,972    2,464    3,501   4,337
 Selling expenses...........      660      854      951    1,578   3,519
 Professional fees related
  to overhead dispute.......       --       --       32       66     458
                              -------  -------  -------  ------- -------
  Income (loss) from
   operations...............   (2,188)     923    1,081    2,508   3,313
                              -------  -------  -------  ------- -------
 Other income (expense).....     (175)    (251)     346      353   1,237
                              -------  -------  -------  ------- -------
 Income (loss) before income
  tax expense (benefit).....   (2,363)     672    1,427    2,861   4,550
 Income tax expense
  (benefit).................       --       20     (985)     594   1,089
                              -------  -------  -------  ------- -------
 Net income (loss)..........  $(2,363) $   652  $ 2,412  $ 2,267 $ 3,461
                              =======  =======  =======  ======= =======
 Net income (loss) per
  share:
 Basic......................  $ (0.64) $  0.18  $  0.30  $  0.25 $  0.30
 Diluted....................  $ (0.64) $  0.13  $  0.28  $  0.22 $  0.27
 Number of shares used in
  net income (loss) per
  share calculation:
 Basic......................    3,700    3,710    7,956    9,208  11,502
 Diluted....................    3,700    6,220    9,572   10,133  12,873
                                           December 31,
                              ------------------------------------------
                               1996     1997     1998     1999      2000
                              -------  -------  -------  ------- -----------
                                          (in thousands)
Consolidated Balance Sheet
 Data:
 Cash and cash equivalents..  $    25  $ 4,908  $ 6,545  $25,338   $24,538
 Working capital
   (deficiency).............     (970)   5,608   14,839   46,131    52,107
 Total assets...............    7,887   15,115   28,366   63,507    77,972
 Short-term debt............      955      316       --       --       --
 Long-term debt.............      528    6,277       --       --       --
 Total liabilities..........    4,948   11,356    5,103    6,014     9,862
 Redeemable convertible
   preferred stock..........    5,798    5,798       --       --       --
 Total stockholders' equity
   (deficit)................   (2,860)  (2,039)  23,263   57,493    68,110

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

    We currently generate product revenues from the sale of solar cells, modules, panels and pre-packaged systems. While the predominant source of our product revenues to date has been recycled wafer products, we are continuing a significant expansion of our Silicon-FilmTM manufacturing capacity. We recognize product sales revenue upon shipment. Product sales represented 93.6% of total revenues for the year ended December 31, 2000. Solar cell prices and manufacturing costs vary depending upon supply and demand in the market for solar cells and modules, order size, yields, the costs of raw materials, particularly reclaimed silicon wafers recycled from the semiconductor industry, and other factors.

    We also generate revenue from contracts with various federal government agencies to conduct research on advanced Silicon-FilmTM products and optoelectronic devices. Generally, these contracts last from six months to three years. We recognize research contract revenue at the time costs benefiting the contracts are incurred, which approximates the percentage of completion method.

    For the year ended December 31, 2000, 80.3% of our product revenues were generated by sales to customers located outside of the United States. We believe that international sales will continue to account for a significant portion of our product sales for the foreseeable future. Current sales are denominated in U.S. dollars and foreign exchange rate fluctuations have not had an impact on our results of operations.

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

    Substantially all of our revenues from government contracts are subject to audit under various federal statutes. We have been in a dispute about indirect cost rates with the government since 1996 and have, to date, been unable to resolve our differences. In October 2000, the United States government filed a civil action against us in the U.S. District Court for the District of Delaware, to recover damages and penalties with respect to the submission of invoices and Incurred Cost Submissions in connection with contracts with the U.S. Department of Defense and U.S. Department of Energy. The allegations in the complaint involve our Incurred Cost Submissions, which are used to determine indirect cost rates, for the period from 1991 through 1995, and invoices submitted between July 1994 and January 1996. The government had previously audited and accepted our indirect cost rate structure for 1991 through 1993. The complaint alleges that we falsely claimed that certain costs were properly allocable to the government contracts when those costs were attributable to a commercial venture, resulting in overpayments to us of at least $2.3 million and seeks treble damages and penalties aggregating approximately $7.9 million. Our proposed final indirect cost rates for 1996 have been submitted but have not yet been audited. This dispute does not affect our indirect cost rates for 1997, 1998 and 1999, inasmuch as we revised our methodology for determining those rates.

    This action is in the early procedural stages. Although a scheduling order has been issued with a trial scheduled to begin in March 2002, we cannot predict when this action will be finally resolved. We disagree with the allegations in the complaint and believe that we have valid defenses to the government's claims. We are defending this action vigorously. However, because litigation is subject to uncertainties, it is not possible for us to predict the outcome of this action. An unfavorable outcome could have a material adverse effect on our operating results and cash flows in the period in which this action is resolved, but we do not expect that an unfavorable outcome would have a material adverse effect on our business or financial condition. In addition, defending this action may be costly.

                             Results of Operations

    The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

                                                               Year Ended
                                                              December 31,
                                                            -------------------
                                                            1998   1999   2000
                                                            -----  -----  -----
Revenues:
  Product sales............................................  87.2%  90.7%  93.6%
  Research contracts.......................................  12.8    9.3    6.4
                                                            -----  -----  -----
     Total revenues........................................ 100.0  100.0  100.0
                                                            -----  -----  -----
Cost of revenues:
  Product sales............................................  64.5   65.2   65.2
  Research contracts.......................................   9.9    6.5    4.9
                                                            -----  -----  -----
     Total cost of revenues................................  74.4   71.7   70.1
                                                            -----  -----  -----
     Gross profit..........................................  25.6   28.3   29.9
                                                            -----  -----  -----
Operating expenses:
  Product development expenses.............................   6.0    6.2    6.6
  General and administrative expenses......................  10.8   10.1    8.7
  Selling expenses.........................................   4.1    4.6    7.1
  Professional fees related to overhead dispute............   --     0.2    0.9
                                                            -----  -----  -----
     Total operating expenses..............................  20.9   21.1   23.3
                                                            -----  -----  -----
Income from operations.....................................   4.7    7.2    6.6
Other income...............................................   1.5    1.0    2.5
                                                            -----  -----  -----
Income before income tax expense (benefit).................   6.2    8.2    9.2
Income tax expense (benefit)...............................  (4.2)   1.7    2.2
                                                            -----  -----  -----
Net income.................................................  10.4%   6.5%   7.0%
                                                            =====  =====  =====

Comparison of Years Ended December 31, 2000 and 1999

    Revenues. Our total revenues for the year ended December 31, 2000 were $49.8 million, an increase of $15.1 million or 43.7% from $34.6 million for the year ended December 31, 1999. Product sales for the year ended December 31, 2000 were $46.6 million, an increase of $15.2 million or

48.3% from $31.4 million for the year ended December 31, 1999. Our increase in product sales was due to increased levels of production from both of our manufacturing facilities, as well as continued strong customer demand. Research contract revenue for the year ended December 31, 2000 was $3.2 million, essentially unchanged from the year ended December 31, 1999.

    Gross profit. Our gross profit for the year ended December 31, 2000 was $14.9 million, an increase of $5.1 million or 52.2% from $9.8 million for the year ended December 31, 1999. Gross profit on product sales was $14.1 million, an increase of $5.3 million or 60.0% from $8.8 million for the year ended December 31, 1999. Gross profit margin on product sales for the year ended December 31, 2000 was 30.3%, as compared with 28.1% for the year ended December 31, 1999. The increase in product gross margin was due to increases in manufacturing volumes and productivity, which reduced product unit costs, although product gross margins in the second half of 2000 came under pressure from the costs of an accelerated capacity expansion.

    Gross profit on research contracts for the year ended December 31, 2000 was $761,000, a decrease of $190,000 or 20.0% from the year ended December 31, 1999. Gross profit margin on research contracts for the year ended December 31, 2000 was 23.9% as compared to 29.6% for the year ended December 31, 1999. The decrease in gross profit and gross margin in 2000 was due to lower effective overhead rates.

    Product development expenses. Product development expenses for the year ended December 31, 2000 were $3.3 million, an increase of $1.1 million or 53.2% from $2.1 million for the year ended December 31, 1999. The increase in product development expenses was attributable to increased levels of engineering and manufacturing support dedicated to the development of our Silicon-FilmTM products.

    General and administrative expenses. Our general and administrative expenses for the year ended December 31, 2000 were $4.3 million, an increase of $836,000 or 23.9% from $3.5 million in 1999. The increase was due to higher levels of staffing, professional services and insurance costs.

    Selling expenses. Our selling expenses for the year ended December 31, 2000 were $3.5 million, an increase of $1.9 million or 123.0% from $1.6 million for the year ended December 31, 1999. The increase was due to higher levels of staffing, relocation, travel and advertising expenses.

    Professional fees related to overhead dispute. Our professional fees related to our overhead dispute for the year ended December 31, 2000 were $458,645, an increase of $392,545 from 1999 period. This increase is due to the high level of activity, and related professional fees, related to the dispute during 2000.

    Interest income. Interest income for the year ended December 31, 2000 was $1.5 million, as compared with $338,000 for the year ended December 31, 1999. The increase was due to a higher level of cash balances during 2000, as a result of a follow-on equity financing in the fourth quarter of 1999 which raised net proceeds of $30.2 million.

    Equity in loss of joint ventures. Equity in the loss of joint ventures was $205,000 for the year ended December 31, 2000, as compared to earnings of $63,000 in 1999. One venture was formed in 1999 and commenced manufacturing operations in 2000. The other venture did not have significant operations until 1999 and had significantly less activity in 2000 as a result of a change in its business activities.

    Income taxes. Income tax expense for the year ended December 31, 2000 was $1.1 million, as compared to $594,000 for the year ended December 31, 1999. The effective tax rate for 2000 was 23.9%, as compared with 20.8% in 1999. The effective tax rate is lower than the statutory rates principally as a result of research and experimentation tax credits and the benefit of a Foreign Sales Corporation. At December 31, 2000, we had net operating loss carryforwards for federal and state income tax purposes of approximately $12.0 million and $15.0 million, respectively, which are available to offset future federal and state taxable income, if any, through 2020.

Comparison of Years Ended December 31, 1999 and 1998

    Revenues. Our total revenues for the year ended December 31, 1999 were $34.6 million, an increase of $11.5 million or 49.6% from $23.2 million for the year ended December 31, 1998. Product sales for the year ended December 31, 1999 were $31.4 million, an increase of $11.2 million or 55.5% from $20.2 million for the year ended December 31, 1998. Our increase in product sales was due to increased levels of production from both of our manufacturing facilities, as well as continued strong customer demand. Research contract revenue for the year ended December 31, 1999 was $3.2 million, an increase of $263,000 or 8.9% from $3.0 million for the year ended December 31, 1998.

    Gross profit. Our gross profit for the year ended December 31, 1999 was $9.8 million, an increase of $3.9 million or 65.4% from $5.9 million for the year ended December 31, 1998. Gross profit on product sales was $8.8 million, an increase of $3.6 million or 67.9% from $5.3 million for the year ended December 31, 1998. Gross profit margin on product sales for the year ended December 31, 1999 was 28.1%, as compared with 26.1% for the year ended December 31, 1998. The increase in product gross margin was due to increases in manufacturing volumes and productivity, which reduced product unit costs.

    Gross profit on research contracts for the year ended December 31, 1999 was $952,000, an increase of $296,000 or 45.1% from the year ended December 31, 1998. Gross profit margin on research contracts for the year ended December 31, 1999 was 29.6% as compared to 22.2% for the year ended December 31, 1998. The increase in gross profit and gross margin in 1999 was due to higher effective overhead rates.

    Product development expenses. Product development expenses for the year ended December 31, 1999 were $2.1 million, an increase of $747,000 or 53.7% from $1.4 million for the year ended December 31, 1998. The increase in product development expenses was attributable to increased levels of engineering and manufacturing support dedicated to the development of our Silicon-FilmTM production process.

    General and administrative expenses. Our general and administrative expenses for the year ended December 31, 1999 were $3.5 million, an increase of $1.0 million or 42.1% from $2.5 million in 1998. The increase was due to higher levels of bad debt expense, staffing, professional services and insurance costs.

    Selling expenses. Our selling expenses for the year ended December 31, 1999 were $1.6 million, an increase of $627,000 or 65.9% from $951,000 for the year ended December 31, 1998. The increase was due to higher levels of staffing, travel and advertising expenses.

    Interest expense. Interest expense for the year ended December 31, 1999 was $16,000, a decrease of $236,000 or 93.7% from $252,000 for the year ended December 31, 1998. The decrease was due to lower levels of debt outstanding in 1999 as a result of the repayment of a convertible note in the fourth quarter of 1998.

    Interest income. Interest income for the year ended December 31, 1999 was $338,000, a decrease of $261,000 or 43.6% from $599,000 for the year ended December 31, 1998. The decrease was due to a lower level of cash balances during 1999. However, in the fourth quarter of 1999, we completed a follow-on equity financing, raising net proceeds of $30.2 million.

    Equity in earnings of joint ventures. Equity in the earnings of joint ventures was $63,000 for the year ended December 31, 1999. There was no comparable amount in 1998. One of the ventures was formed in 1999, and the other venture did not have significant operations until 1999.

    Income taxes. Income tax expense for the year ended December 31, 1999 was $594,000, as compared to a benefit of $985,000 for the year ended December 31, 1998. The effective tax rate is lower than the statutory rates principally as a result of research and experimentation tax credits and the benefit of a Foreign Sales Corporation. The 1998 benefit represents the change in the valuation allowance pertaining to the Company's net operating loss carryforward.

Liquidity and Capital Resources

    At December 31, 2000, we had cash and cash equivalents of $24.5 million, as compared with $25.3 million at December 31, 1999. Cash provided by operating activities of $3.2 million for the year ended December 31, 2000 was principally due to an increase in accounts payable. Cash used in operating activities for the year ended December 31, 1999 of $8.3 million was principally due to increases in accounts receivable and inventory.

    Cash used in investing activities of $7.1 million and $4.2 million for the years ended December 31, 2000 and 1999, respectively, was principally due to capital expenditures for the increase of manufacturing capacity.

    Net cash provided from financing activities of $3.1 million and $31.3 for the years ended December 31, 2000 and 1999, respectively, was principally due to the exercise of stock options in both years and a follow-on public offering in 1999.

    Our sources of liquidity as of December 31, 2000 consist principally of cash of $24.5 million and available bank credit lines of $3 million. Any borrowings under our bank facilities will be secured by accounts receivable, inventory and machinery and equipment.

    We expect that our available cash balance, together with our projected cash generated from operations and available bank credit lines will be sufficient to fund our activities for at least the next two years.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Financial Statements and the Independent Auditors' Report thereon are listed under Item 14(a)(1) of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

    Our executive officers and directors, and their respective ages and positions are as follows:

Name                        Age Position
----                        --- --------
Allen M. Barnett..........   60 President, Chief Executive Officer and Director
Peter C. Aschenbrenner....   45 Senior Vice President, Marketing and Sales
Robert B. Hall............   60 Senior Vice President and Chief Scientist
Richard K. McDowell.......   61 Senior Vice President, Manufacturing
Thomas J. Stiner..........   46 Senior Vice President, Secretary and Chief
                                  Financial Officer
George S. Reichenbach(1)..   70 Director
Charles R.                   65 Director
  Schaller(1)(2)..........
Clare E. Nordquist(1)(2)..   65 Director
George W. Roland..........   61 Director
Gilbert H.                   70 Director
  Steinberg(1)(2).........

--------------------
(1) Member of the Compensation Committee
(2) Member of the Audit Committee

    Dr. Allen M. Barnett is a founder of AstroPower and has served as our President and Chief Executive Officer and as a director since our incorporation as a separate entity in 1989. From 1983 to 1989 Dr. Barnett served as General Manager of the AstroPower Division of Astrosystems, Inc., which was a manufacturer of electronic, electromechanical and power conversion devices. From 1976 to 1993 Dr. Barnett was a Professor of Electrical Engineering at the University of Delaware. From 1976 to 1979 Dr. Barnett served as Director of the Institute of Energy Conversion at the University of Delaware. Dr. Barnett is a technical expert in thin-film materials and devices and has been active in photovoltaic research and development since 1975, during which time he has been awarded 21 U.S. patents, authored or co-authored numerous technical publications and garnered several professional awards. Dr. Barnett is a member of the Board of Directors of the Solar Energy Industries Association and serves on a number of national and international committees in the field. Dr. Barnett received a B.S. and M.S. in Electrical Engineering from the University of Illinois, and a Ph.D. in Electrical Engineering from Carnegie Institute of Technology.

    Peter C. Aschenbrenner was elected Senior Vice President, Marketing and Sales in January 2000. He served as Vice President, Marketing and Sales since 1995 and from 1994 to 1995 Mr. Aschenbrenner served as our Director of Marketing. Prior to this, Mr. Aschenbrenner served in a number of capacities with Siemens Solar Industries, LP, including Director of Marketing from 1992 to 1994 and Director of Technology Development from 1991 to 1992. From 1988 to 1990 Mr. Aschenbrenner served as Co-Managing Director of Photovoltaic Electric GmBH, a joint venture between Siemens AG and Arco Solar, Inc. He served in various positions with Arco Solar from 1978 to 1988. Mr. Aschenbrenner received a B.A. in Product Design from Stanford University.

    Dr. Robert B. Hall has served as Vice President and Chief Scientist since joining the AstroPower Division of Astrosystems, Inc. in 1983. Dr. Hall's responsibilities include research and development of thin-film crystalline materials and ceramic structures for thin-film polycrystalline devices. From 1974 to 1983 Dr. Hall served as Manager, Device Development at the Institute of Energy Conversion at the University of Delaware. Dr. Hall has more than 18 years of solar cell development experience. His accomplishments include development of the first copper sulfide/cadmium sulfide CdS thin film solar cell with greater than 10.0% conversion efficiency, development of the first zinc phosphide solar cell and the development of a reliable deposition and process for copper indium selenide solar cells. Dr. Hall received a B.A. in Physics from Gettysburg College and an M.S. and Ph.D. in Physics from the University of Delaware.

    Richard K. McDowell was elected Senior Vice President, Manufacturing in January 2000 after serving as Vice President, Manufacturing since March, 1998. Prior to joining us in 1996, Mr. McDowell served in various managerial positions with Unisys Corporation including Director of Operations and Plant Manager. Mr. McDowell received a B.S. in Physics from Lasalle College.

    Thomas J. Stiner has served as our Chief Financial Officer since December 1997 and was elected Senior Vice President in January, 2000. From June 1993 to November 1997, Mr. Stiner served as our Controller and Treasurer. Mr. Stiner was elected Vice President in 1995 and Secretary in August 1999. From 1984 to 1993 Mr. Stiner served as a Senior Manager at KPMG, LLP. Mr. Stiner is a Certified Public Accountant and received a B.S. in Business Administration from Bloomsburg University.

    Dr. George S. Reichenbach has served as a director since 1989. Dr. Reichenbach was a Senior Vice President of Advent International Corporation, a venture capital firm from 1987 to 1998. He serves as a director of Progressive Systems Technology, a semiconductor capital equipment manufacturer; QuestAir Technologies, Inc., a developer of proprietary processes for the separation and purification of gases, and Auripay, Inc., a developer of software which increases the security of credit card transactions and provides a range of payment services. Previously, Dr. Reichenbach worked at the Massachusetts Institute of Technology where has served as an Assistant Professor and Associate Professor of Mechanical Engineering. Dr. Reichenbach received a B.S. in Mechanical Engineering from Yale University and a Ph.D. in Mechanical Engineering from the Massachusetts Institute of Technology. Dr. Reichenbach is a member of our Compensation Committee.

    Charles R. Schaller has served as a director since 1989 and as Secretary from 1989 through March 1998. Mr. Schaller is a management consultant specializing in the petrochemicals industry and a venture developer concentrating in the area of specialty materials. Mr. Schaller also serves as a member of the Board of Directors of Medarex Inc., a publicly held biotechnology firm. From 1985 to 1989, Mr. Schaller served as President and Chief Operating Officer of Essex Vencap, Inc., a venture development subsidiary of Essex Chemical Corporation. Mr. Schaller received a B.E. in Chemical Engineering from Yale University and is a graduate of the Harvard Business School Program for Management Development. Mr. Schaller is a member of our Audit and Compensation Committees.

    Clare E. Nordquist has served as a director since 1995. Mr. Nordquist is the Managing General Partner of Material Ventures Associates LP, a venture capital partnership specializing in advanced technology materials companies and serves as a director of Leading Edge Ceramics, LLC, a manufacturer and distributor of ceramic powders and shapes; and Viox Corporation, a custom producer of electronic grade, high purity glass powders utilized primarily in electronics applications. Mr. Nordquist received a B.S. in Ceramic Engineering from the University of Washington and an M.B.A. from the University of Denver. Mr. Nordquist is a member of our Audit and Compensation Committees.

    Dr. George W. Roland has served as a director since 1997. Previously he served as President and Chief Executive Officer of our Solar Power Business from 1996 to December 31, 1998 at which time he retired as an officer and employee and has served as a director since 1997. From 1995 to 1996, Dr. Roland served as Vice President and General Manager of the Company's Solar Power Business. From 1993 to June 1995 Dr. Roland served as President of Siemens Solar Industries, LP, an affiliate of Siemens Corporation (USA). Prior to that, Dr. Roland served in various positions, including Vice President and Division Manager of the Metalworking Systems Division, at Kennametal, Inc. Dr. Roland began his industry career in 1968 as a research and development engineer at Westinghouse Electric Corporation's Research and Development Center in Pittsburgh, Pennsylvania. Dr. Roland has been awarded 15 U.S. patents and has authored numerous technical publications throughout his career. Dr. Roland received a B.S. in Geology from Acadia University and a Ph.D. in Geological Science from Lehigh University.

    Gilbert H. Steinberg has served as a director since 1989. Mr. Steinberg served as Vice President and Chief Financial Officer of Astrosystems, Inc. until February, 1996. Mr. Steinberg is the founder of Mentortech, Inc., a publicly held company specializing in software development and computer training consulting. Mr. Steinberg received a B.S. in Industrial Engineering at the Massachusetts Institute of Technology and an M.S. in Mathematics from Adelphi College. Mr. Steinberg is a member of our Audit and Compensation Committees.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than ten percent of the Company's common stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission and with the Nasdaq National Market. These persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.

    Based solely on review of the copies of such forms furnished to the Company, or written representation that no other reports were required, the Company believes that during 2000 all Section 16(a) filing requirements applicable to its officers and directors were complied with, except that two officers and one director filed a late Form 4 Statement of Change in Beneficial Ownership of securities with the SEC and Nasdaq.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth information concerning the compensation of the Chief Executive Officer of the Company and those other named executive officers of the Company whose total salary, bonus and other compensation earned for 1997, 1998 or 1999 exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                                                     Long Term
                                                    Compensation
                          Annual Compensation          Awards
                        --------------------------  ------------
                                                     Securities
    Name & Principal          Salary                 Underlying       All Other
    Position            Year   ($)       Bonus ($)  Options (#)  Compensation($) (1)
    ----------------    ---- --------    ---------  ------------ -------------------
Allen M. Barnett....... 2000 $231,294(2)   $-0-(2)    302,000          $2,625
 President and Chief    1999  226,492(2)    -0-(2)    127,500           3,500
   Executive Officer    1998  189,446(2)    -0-(2)    170,000           5,000

Peter C.
  Aschenbrenner........ 2000  157,722       -0-        16,400           3,133(3)
 Sr. Vice President,    1999  134,473       -0-        51,767           3,406(3)
   Marketing and Sales  1998  124,996       -0-        40,000           3,177(3)

Thomas J. Stiner....... 2000  149,489       -0-        16,400           2,625
 Sr. Vice President and
   Chief Financial      1999  118,101       -0-        58,433           3,500
   Officer              1998  106,395       -0-        40,000           5,000

Richard K. McDowell.... 2000  117,996       -0-        12,560           2,625
 Sr. Vice President,
   Manufacturing        1999  100,968       -0-        30,000           3,500

Robert B. Hall......... 2000   98,941       -0-         6,820           2,625
 Vice President and
   Chief Scientist      1999   96,227       -0-        12,550           3,500
                        1998   96,661       -0-        15,000           5,000

---------------------
(1)Includes matching contributions by the Company under its 401(k) Plan.

(2) At December 31, 1997 the Company owed Dr. Barnett $555,482 relating to the postponement of portions of his salary, bonus and other compensation for the period July 1990 to December 31, 1995. On December 15, 1997, the Company agreed that one-third of this amount would be paid per year in each of 1998, 1999 and 2000, with interest on the unpaid balance at 6% per annum from January 1, 1998. Accordingly the Company paid Dr. Barnett $184,786 in 1998, $184,786 in 1999 and $198,018 in 2000 pursuant to such agreement, which amounts are not included in the above table.

(3)Includes $1,200 annual expense allowance for all years.

Stock Options

    The following table provides information regarding grants of stock options made during the fiscal year ended December 31, 2000 to the persons named in the Summary Compensation Table above:

                       OPTION GRANTS IN LAST FISCAL YEAR

                             Number of
                            Securities      % of Total    Exercise             Potential Realizable Value at
                            Underlying    Options Granted   Price              Assumed Annual Rates of Stock
                          Options Granted to Employees in ($/share) Expiration Price Appreciation for Option
       Name                   (#)(1)        Fiscal Year      (2)       Date              Term (3)
       ----               --------------- --------------- --------- ---------- -----------------------------
                                                                                   5%($)            10%($)
                                                                               -----------------------------
Dr. Allen M. Barnett....      302,000          43.54%      $13.38    01/10/10  $    2,541,212 $    6,439,931

Peter C. Aschenbrenner..       16,400           2.36%      $18.50    07/27/10         190,807        483,541

Thomas J. Stiner........       16,400           2.36%      $18.50    07/27/10         190,807        483,541

Richard K. McDowell.....       12,560           1.81%      $18.50    07/27/10         146,129        370,322

Robert B. Hall..........        6,820           0.98%      $18.50    07/27/10          79,348        201,082

---------------------

(1) Options awarded under the Plan generally provide for vesting over a period of four years, with vesting occurring 25% per year on the anniversary date of the option award. The Board of Directors has the discretion, subject to plan limits, to modify the terms of outstanding options.

(2) All options were granted with an exercise price equal to or greater than the fair market value of the Common Stock as determined on the date of grant.

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

Option Exercises and Holdings

    The following table sets forth, for each person named in the Summary Compensation Table above, information regarding the exercise of stock options during the fiscal year ended December 31, 2000 and the year-end value of unexercised options. No options were exercised by the Named Executive Officers during 1999:

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                           AND FISCAL YEAR-END VALUES

                            Shares                                           Value of Unexercised
                          Acquired on   Value      Number of Unexercised   In- the-money Options at
        Name               Exercise    Realized   Options at Year-End (#)       Year End ($)(1)
        ----              ----------- ---------- ------------------------- -------------------------
                                                 Exercisable Unexercisable Exercisable Unexercisable
                                                 ----------- ------------- ----------- -------------
Allen M. Barnett........    63,000    $1,252,440   308,125      557,625    $7,639,338   $11,104,863
Peter C. Aschenbrenner..    11,000       250,190    70,823       68,719     1,635,669     1,386,826
Thomas J. Stiner........    25,000       613,750    78,308       73,125     2,021,231     1,665,113
Richard K. McDowell.....    19,375       391,031     8,935       40,500       158,195       803,265
Robert B. Hall..........     7,500       127,500    18,120       23,750       403,350       488,675

---------------------

(1) Calculated on the basis of the fair market value of the Common Stock at December 31, 2000 of $31.38 per share, minus the per share exercise price, multiplied by the number of shares underlying the option. See note (3) of the preceding table.

Employee Benefit Plans

1989 Stock Option Plan

    Our 1989 Stock Option Plan was adopted in December 1989. The 1989 plan authorized the issuance of up to 1,920,000 shares of our common stock. As of December 31, 2000, options to purchase an aggregate of 1,062,511 shares at a weighted average exercise price of $6.85 per share were outstanding. No additional options may be granted under the 1989 plan which expired in December 1999.

    The 1989 plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code and nonstatutory stock options. Our officers, employees, directors, consultants and advisors are eligible to receive awards under the 1989 plan.

    Our board of directors administers the 1989 plan and has the authority to adopt, amend and repeal the administrative rules, guidelines and practices relating to the plan and to interpret its provisions. Our board of directors has delegated authority to administer the 1989 plan to the Compensation Committee. The committee has the authority to accelerate the date on which options may be exercised. In the event of a merger, liquidation, consolidation or other acquisition event, the committee is authorized to make appropriate and proportionate changes to the then outstanding options.

1999 Stock Option Plan

    Our 1999 Stock Option Plan was adopted by our board of directors in April 1999 and was approved by our shareholders in June 1999. The 1999 plan currently authorizes the issuance of up to 1,100,000 shares of our common stock. As of December 31, 2000, options to purchase an aggregate of 823,058 shares at a weighted average exercise price of $16.36 per share were outstanding.

    The 1999 plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code and nonstatutory stock options. Our officers, directors, employees and consultants, and certain employees and consultants of our majority-owned affiliated companies, are eligible to receive awards under the 1999 plan.

    Optionees receive the rights to purchase a specified number of shares of common stock at a specified option price and subject to such other terms and conditions as are specified in connection with the option grant. We may grant options at an exercise price greater than or equal to the fair market value of our common stock on the date of grant or not less than 110% of the fair market value in the case of incentive stock options granted to optionees holding more than 10% of the voting power of the company. Fair market value for purposes of the 1999 plan is the closing market price of our common stock as reported on the Nasdaq National Market on the relevant date. Optionees may generally pay the exercise price of their options by cash, check or surrender to us of shares of common stock. Generally, no portion of an incentive stock option may vest until twelve months after the date of grant.

    Our Compensation Committee administers the 1999 plan. The committee has the authority to adopt, amend and repeal the administrative rules, guidelines and practices relating to the plan and to interpret its provisions. Our compensation committee selects the recipients of awards and determines the number of shares of common stock covered by the options and the dates upon which such options become exercisable and terminate, subject to certain provisions of the 1999 plan. Incentive stock options must terminate within ten years of the date of grant. Nonstatutory options must terminate within fifteen years of the date of grant. The Compensation Committee has the right to alter the terms of any option when granted or while outstanding pursuant to the terms of the 1999 plan except the option price.

    All options automatically become exercisable in full in the event of a change in control (as defined in the 1999 plan), death or disability of the optionee or as decided by the Compensation Committee. Upon retirement options held at least one year become exercisable in full. If an optionee's employment with us is terminated for any reason, except death, disability or retirement, the optionee has three months in which to exercise an option (but only to the extent exercisable immediately after termination) unless the option by its terms expires earlier. Termination or other changes in employment status may affect the exercise period.

  Compensatory Stock Plan

    Prior to the adoption of the 1989 Plan, we had a compensatory stock plan for the issuance of shares to employees and consultants. At December 31, 2000, the only remaining obligation under this plan was the reservation of 39,999 shares for issuance to a former consultant.

401(k) Plan

    We have adopted an employee savings and retirement plan qualified under
Section 401(k) of the Internal Revenue Code and covering all of our employees. Pursuant to this plan, employees may reduce their current compensation by up to the lessor of 15% of eligible compensation or the statutorily prescribed annual limited ($10,500 in 2000) and have the amount of such reduction contributed to the plan. We may, but are not required to, make matching or additional contributions to the plan in amounts to be determined by the board of directors.

Employment Arrangements

    Effective as of January 7, 2000, Dr. Allen M. Barnett entered into an amended and restated employment agreement with us to serve as our President and Chief Executive Officer with an annual base salary of $245,000. The term of the agreement ends on March 31, 2005 unless we or Dr. Barnett elect to terminate the agreement by written notice to the other party at least one year prior to the effective date of termination. We can only terminate his employment by a vote of two-thirds of the members of the board of directors with Dr. Barnett not eligible to vote. Our board of directors will review Dr. Barnett's salary not less than annually, and may, but are not obligated to award increases in his salary and they will also consider and vote upon incentive compensation for Dr. Barnett for each calendar year commencing with the calendar year ending December 31, 2001. Other provisions of the agreement included the grant of an individual 10 year non-statutory option to purchase 75,000 shares of our common stock at $13.75 per share, vesting on March 31, 2001 and 10 year options to purchase 227,000 shares of our common stock at $13.75; 23,500 of which shall vest on each of March 31, 2001 and 2002 and 80,000 of which shall vest on each of March 31, 2003, 2004 and 2005. The fair market value of our common stock of the date these options were granted was $13.00 per share. We also provide Dr. Barnett with a monthly expense for the use of an automobile and repay all of his out-of-pocket expenses incurred in the performance of his employment obligations.

    Should we terminate Dr. Barnett's employment before March 31, 2005, we must pay Dr. Barnett his then current base salary plus 30% of his then current base salary and all employee benefits for the lesser of one year or the remaining term of his employment. Should Dr. Barnett die or become disabled during the term of his employment, we must pay him or his estate his then current base salary for the longer of two years or the remaining term of his employment plus in the case of death, a pro rata portion all other compensation due in that period.

    Should we terminate Dr. Barnett's employment upon a change of control of us, we must pay Dr. Barnett a lump sum equal to one year's then current base salary plus 30% of such base salary and all base salary and other compensation due for the remaining term of his employment agreement. Additionally, all vested but unexercised options would continue to be exercisable in accordance with their terms and all remaining invested stock options would vest immediately.

Our employment agreement with Dr. Barnett and our employment arrangements with other executive officers and significant employees impose customary confidentiality obligations and provide for the assignment to us of all rights to any technology developed by the employee during the time of his or her employment.

Compensation of Directors

    Beginning April 1, 1998, the Company agreed to pay each non-employee director $1,000 per Board Meeting attended in person, $250 per meeting attended telephonically, and $250 for each Committee meeting attended. Directors who are also employees of the Company receive no additional compensation for serving as directors. The Company reimburses all of its directors for travel and out-of-pocket expenses in connection with their attendance at meetings of the Board of Directors or Committees thereof. The Company's outside directors are also eligible to receive stock options under the Company's 1998 Non-Employee Directors Stock Option Plan approved by stockholders at the 1998 Annual Meeting.

    Each of the outside directors was granted an option on May 14, 1998, under the Directors' Plan to purchase 20,000 shares of Common Stock, 5,000 of which vested as of that date, and 5,000 of which vest on each of the first, second and third anniversary of such date, provided such director is still a director on each such date. Each director who joins the Board of Directors after the Directors' Plan was originally adopted will be granted an option, on the first day of his term, to purchase 20,000 shares of Common Stock, 5,000 of which vest on the date he or she becomes a Director, and 5,000 of which vest on each of the first, second and third anniversary of such date, provided he or she is still a director on such date. If the number of shares available to grant under the Directors' Plan on a scheduled date of grant is insufficient to make all the grants, then each eligible director will receive an option to purchase a pro rata number of the available shares.

    The option price per share for the options granted was $10.25 per share which was, and the option price per share for later grants will be, the fair market value of the shares of Common Stock on the date of grant. Under the Directors' Plan, fair market value is generally the closing price of the Common Stock on the Nasdaq National Market on the last business day prior to the date on which the value is to be determined. The options granted under the Directors' Plan are exercisable for a term of ten years from the date of grant, subject to earlier termination.

    On December 6, 1999 each of the Company's outside directors were granted an individual stock option, outside of the Directors Plan, to purchase 12,000 shares of Common Stock, 3,000 of which vested as of that date and 3,000 of which vest on each of the first, second and third anniversary of such date, provided such director is still a director on each such date. The option price per share for the options granted was $12.125, the fair market value on the date of such grant.

Compensation Committee Interlocks and Insider Participation

    Except with respect to his compensation arrangements, Dr. Barnett, our President and CEO participated in executive compensation deliberations and recommendations of the Board of Directors. During the fiscal year ended December 31, 2000, no executive officer of ours served on the board of directors or compensation committee of another company that had an executive officer serving on the Company's Board of Directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The beneficial ownership table set forth below provides information regarding beneficial ownership of our common stock as of February 28, 2001 by:

  . each person or entity who is known by us to own beneficially more than five percent of our common stock, including our Chief Executive Officer;

  . each of our four most highly compensated executive officers in addition to our Chief Executive Officer;

  .   each of our directors; and

  .   all of our directors and executive officers as a group.

                                                                   Percentage
                                              Number of Shares    Beneficially
Name and Address of Beneficial Owner        Beneficially Owned(1)   Owned(1)
------------------------------------        --------------------- ------------
Allen M. Barnett(2)........................       1,679,831           13.8%
Brown Investment Advisory & Trust
  Company(3)...............................         731,157            6.2
 19 South Street
 Baltimore, MD 21202
Peter C. Aschenbrenner(4)..................          92,042             *
Robert B. Hall(5)..........................          88,869             *
Richard K. McDowell(6).....................          21,585             *
Thomas J. Stiner(7)........................         116,433            1.0
Clare E. Nordquist(8)......................          16,000             *
George S. Reichenbach(9)...................          21,000             *
George W. Roland(10).......................          21,000             *
Charles R. Schaller(11)....................          21,000             *
Gilbert H. Steinberg.......................          26,000             *
All directors and executive officers as a
  group (ten persons)(12)..................       2,103,760           16.8

---------------------
 *  Less than 1 percent.
 (1) The percentages are calculated based on 11,739,035 shares of our common stock outstanding as of December 31, 2000. Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission and includes shares over which the indicated beneficial owner exercises voting and/or investment power. In computing the number of shares beneficially owned by a person in the first column and the percentage ownership of that person, shares of common stock subject to options held by that person that were exercisable at or within 60 days of February 28, 2001 are deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name. The address of each of the executive officers and directors, is care of AstroPower, Inc., Solar Park, Newark, Delaware 19716-2000.
 (2) Includes 1,114,114 shares held by a family trust of which Dr. Barnett is a beneficiary and also 466,000 shares subject to options exercisable within 60 days of February 28, 2001. Dr. Barnett disclaims beneficial ownership of the shares held by the trust except to the extent of his pecuniary interest therein. Does not include 20,000 shares owned by his wife as to which Dr. Barnett disclaims beneficial ownership.
 (3) As reported in a Schedule 13G filed with the SEC on February 13, 2001, Brown Investment Advisory and Trust Company, a bank, has sole power to vote or direct the voting with respect to 309,125 shares, shared power to vote or direct the voting with respect to 21,467 shares, sole power to dispose or to direct the disposition with respect to 324,592 shares and shared power to dispose or to direct the disposition of 6,000 shares. Brown Advisory Incorporated, a registered investment adviser and a wholly owned subsidiary of Brown Investment Advisory and Trust Company has sole power to vote or direct the voting with respect to 400,565 shares and has the sole power to dispose or direct the disposition with respect to 400,565 shares.
 (4) Includes 92,042 shares subject to options exercisable within 60 days of February 28, 2001.
 (5) Includes 28,120 shares subject to options exercisable within 60 days of February 28, 2001.
 (6) Includes 21,435 shares subject to options exercisable within 60 days of February 28, 2001.
 (7) Includes 96,433 shares subject to options exercisable within 60 days of February 28, 2001.
 (8) Includes 16,000 shares subject to options exercisable within 60 days of February 28, 2001.
 (9) Includes 21,000 shares subject to options exercisable within 60 days of February 28, 2001.
(10) Includes 21,000 shares subject to options exercisable within 60 days of February 28, 2001.
(11) Includes 21,000 shares subject to options exercisable within 60 days of February 28, 2001.
(12) Includes an aggregate of 783,030 shares held by all directors and executive officers that are subject to options exercisable within 60 days of February 28, 2001. See Notes (2) and (4) through (11) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    At December 31, 1997, the Company owed its President and CEO $555,482 in the form of salary, bonus and automobile reimbursements. The amounts are related to the excess of his salary and bonus and auto allowance over the amounts actually paid from July 1990 to March 1997. On December 15, 1997, the Company agreed that one-third of this amount would be paid per year in each of 1998, 1999 and 2000, with interest on the unpaid balance at 6% per annum from January 1, 1998. Accordingly, the Company paid Dr. Barnett $198,018 in 2000 as final payment pursuant to such agreement.

                                    PART IV

ITEM 14. EXHIBITS FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM 8-K

 (a)  1.  Consolidated Financial Statements


          --  Independent Auditors' Report
          --  Consolidated Balance Sheets as of December 31, 2000 and 1999
          --  Consolidated Statements of Income for the Years Ended December
              31, 2000, 1999, and 1998
          --  Consolidated Statements of Stockholders' Equity (Deficit) for the
              Years ended December 31, 2000, 1999 and 1998
          --  Consolidated Statements of Cash Flows for the Years ended
              December 31, 2000, 1999 and 1998
          --  Notes to Consolidated Financial Statements


      2.  Financial Schedules attached hereto are as follows:


          --  Auditors' Report and Consent of Independent Auditors
          --  Schedule II--Valuation and Qualifying Accounts.
          -- Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

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

             *  Registration Statement (No. 333-42591) on Form S-1 filed on
                December 18, 1997.


            **  Registration Statement (No. 333-86795) on Form S-1 filed on
                September 9, 1999.


            *** Definitive Proxy Statement for Registrant's 1998 Annual Meeting of Stockholders, filed on May 20, 1998.


           **** Definitive Proxy Statement for Registrant's 1999 Annual Meeting of Stockholders, filed on April 30, 1999.


          *****  Form 10-Q for the three months ended September 30, 2000


      3.1 Amended and Restated Certificate of Incorporation of the Registrant, effective on February 6, 1998.*


      3.2 Amended and Restated By-Laws of the Registrant, effective on February
          6, 1998.*


      3.3 Certificate of Amendment of Certificate of Incorporation, effective
          October 3, 2000. (filed herewith)


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


     10.17 Performance Agreement between the Company and GPU International dated July 1, 1997.*


     10.18 Note Purchase Agreement between the Company and Corning Inc. dated
           August 19, 1997.*


     10.19 Security Agreement between the Company and Corning Inc. dated August
           19, 1997.*


     10.20 Promissory Note between the Company and Corning Inc. dated August
           19, 1997.*


     10.21 Research and Development Umbrella Agreement between the Company and
           Corning Inc. dated August 19, 1997.*


     10.22 Promissory note to Astrosystems, Inc.*


     10.23 Lease for premises at 231 Lake Drive, Newark, Delaware dated January
           16, 1998 between the Company and Liberty Property Limited
           Partnership.*

     10.24 Letter Agreement between the Company and Corning Inc. dated October
           9, 1998.**


     10.25 Lease for premises at 231 Lake Drive, Newark, Delaware dated January
           16, 1998 between the Company and Liberty Property Limited
           Partnership.*

     10.26 First Amendment to lease for premises at 231 Lake Drive, Newark,
           Delaware dated January 26, 1999 between the Company and Liberty
           Property Limited Partnership.**


     10.27  Second Amendment to lease for premises at 231 Lake Drive, Newark, Delaware dated June 28, 1999 between the Company and RREEF America Rait II Corp. E.**


     10.28  Lease for premises in Concord, California dated June 18, 1999 AstroPowerWest, LLC and Allied
            Investments.**


     10.29  Guaranty of lease for premises in Concord, California dated June 18, 1999 by the Company in favor of
            Allied Investments.**

     10.30  Commercial Security Agreement between the Company and Wilmington Trust Company dated September 21,
            1998.**


     10.31  Business Loan Agreement dated September 21, 1999 between the Company and Wilmington Trust Company.**


     10.32  Promissory Note between the Company and Wilmington Trust Company dated
            September 21, 1998.**

     10.33  Business Loan Agreement dated November 4, 1998 between the Company and Wilmington Trust Company.**


     10.34  Promissory Note between the Company and Wilmington Trust Company dated
            November 4, 1998.**

     10.35  Amended and Restated Employment Agreement between the Company and Dr. Allen M. Barnett dated January
            7, 2000. ****


     10.36  Third Amendment to Lease, dated June 28, 2000, by and between RREEF America Reit II Corporation E and AstroPower, Inc. *****

     21     Subsidiaries of Registrant. (filed herewith)


     23     Consent of KPMG LLP. (filed herewith)

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AstroPower, Inc.

Date: March 14, 2001                             /s/ Allen M. Barnett
                                          By: _________________________________
                                                    Allen M. Barnett
                                                Chief Executive Officer,
                                                 President and Director

Date: March 14, 2001                             /s/ Thomas J. Stiner
                                          By: _________________________________
                                                    Thomas J. Stiner
                                                 Senior Vice President,
                                             Principal Financial Officer and
                                              Principal Accounting Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 14, 2001.

                 /s/ Allen M. Barnett              Director
       ___________________________________________
                    Allen M. Barnett

               /s/ George S. Reichenbach           Director
       ___________________________________________
                  George S. Reichenbach

                 /s/ George W. Roland              Director
       ___________________________________________
                    George W. Roland

                 /s/ Gilbert Steinberg             Director
       ___________________________________________
                    Gilbert Steinberg

                /s/ Clare E. Nordquist             Director
       ___________________________________________
                   Clare E. Nordquist

                /s/ Charles R. Schaller            Director
       ___________________________________________
                   Charles R. Schaller

                          Independent Auditors' Report

The Board of Directors and Stockholders AstroPower, Inc.

    We have audited the accompanying consolidated balance sheets of AstroPower, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AstroPower, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with auditing standards generally accepted in the United States of America.

                                          /s/ KPMG LLP

Wilmington, Delaware
February 23, 2001

                       ASTROPOWER, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                       -----------------------
                                                          2000         1999
                                                       -----------  ----------
                        ASSETS
CURRENT ASSETS:
 Cash and cash equivalents............................ $24,538,022  25,338,239
 Accounts receivable:
   Trade, net of allowance for doubtful accounts of
    $664,844 in 2000 and $651,726 in 1999.............  15,753,018  14,106,031
   Employee receivables...............................      61,906     102,604
   Other..............................................      65,442     315,570
 Inventories..........................................  12,307,866   7,823,382
 Prepaid expenses.....................................     558,143     747,828
 Deferred tax asset...................................   6,351,355   2,280,373
                                                       -----------  ----------
     Total current assets.............................  59,635,752  50,714,027
INVESTMENT IN JOINT VENTURES..........................     718,224     662,838
PROPERTY AND EQUIPMENT:
 Machinery and equipment..............................  18,172,517  12,360,339
 Furniture and fixtures...............................     564,069     458,320
 Leasehold improvements...............................   1,160,226     978,209
 Construction in progress.............................   3,716,837   2,963,202
                                                       -----------  ----------
                                                        23,613,649  16,760,070
 Less accumulated depreciation and amortization.......  (5,996,002) (4,629,442)
                                                       -----------  ----------
                                                        17,617,647  12,130,628
                                                       -----------  ----------
 Total assets......................................... $77,971,623  63,507,493
                                                       ===========  ==========
CURRENT LIABILITIES:
 Accounts payable..................................... $ 6,210,020   3,349,921
 Accrued payroll and payroll taxes (includes $-0- in
  2000 $187,758 in 1999 due to the Company's
  President; see Footnote 6)..........................   1,001,405   1,050,525
 Accrued expenses.....................................     316,917     182,571
                                                       -----------  ----------
   Total current liabilities..........................   7,528,342   4,583,017
OTHER LIABILITIES:
 Deferred tax liability...............................   2,158,169   1,270,587
 Deferred compensation and other (including amounts
  due to officers and a stockholder)..................     175,000     160,811
                                                       -----------  ----------
                                                         2,333,169   1,431,398
                                                       -----------  ----------
   Total liabilities..................................   9,861,511   6,014,415
                                                       -----------  ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Preferred stock, 5,000,000 shares authorized; -0- in
  2000 and -0- in 1999 shares issued and outstanding,
  $.01 per share par value............................         --          --
 Common stock, 50,000,000 shares authorized;
  11,739,035 in 2000 and 11,227,095 in 1999 shares
  issued and outstanding, $.01 per share par value....     117,390     112,271
 Additional paid-in capital...........................  64,848,641  57,795,387
 Unearned compensation................................     (49,668)   (147,693)
 Retained earnings (deficit)..........................   3,193,749    (266,887)
                                                       -----------  ----------
   Total stockholders' equity.........................  68,110,112  57,493,078
                                                       -----------  ----------
   Total liabilities and stockholders' equity......... $77,971,623  63,507,493
                                                       ===========  ==========

          See accompanying notes to consolidated financial statements.

                       ASTROPOWER, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                Year Ended December 31,
                                           -----------------------------------
                                              2000         1999        1998
                                           -----------  ----------  ----------
REVENUES:
  Product sales........................... $46,603,990  31,428,418  20,205,913
  Research contracts......................   3,182,865   3,215,659   2,953,196
                                           -----------  ----------  ----------
    Total revenues........................  49,786,855  34,644,077  23,159,109
COST OF REVENUES:
  Product sales...........................  32,460,728  22,587,865  14,942,121
  Research contracts......................   2,421,573   2,264,124   2,296,895
                                           -----------  ----------  ----------
    Total cost of revenues................  34,882,301  24,851,989  17,239,016
                                           -----------  ----------  ----------
    Gross profit..........................  14,904,554   9,792,088   5,920,093
OPERATING EXPENSES:
  Product development expenses............   3,277,693   2,139,322   1,392,251
  General and administrative expenses.....   4,337,027   3,501,160   2,464,292
  Selling expenses........................   3,518,601   1,578,045     951,249
  Professional fees related to overhead
   dispute................................     458,645      66,100      31,546
                                           -----------  ----------  ----------
    Income from operations................   3,312,588   2,507,461   1,080,755
OTHER INCOME (EXPENSE):
  Interest expense........................     (13,967)    (15,951)   (252,200)
  Interest income.........................   1,470,630     337,939     598,624
  Other (income) expense..................     (15,335)    (31,895)          3
  Equity in earnings (losses) of joint
   ventures...............................    (204,500)     62,787         --
                                           -----------  ----------  ----------
    Total other income....................   1,236,828     352,880     346,427
                                           -----------  ----------  ----------
NET INCOME BEFORE INCOME TAX EXPENSE
 (BENEFIT)................................   4,549,416   2,860,341   1,427,182
INCOME TAX EXPENSE (BENEFIT)..............   1,088,780     593,631    (984,632)
                                           -----------  ----------  ----------
NET INCOME................................ $ 3,460,636   2,266,710   2,411,814
                                           ===========  ==========  ==========
NET INCOME DATA:
  Net income per share--basic............. $      0.30        0.25        0.30
                                           ===========  ==========  ==========
  Net income per share--diluted........... $      0.27        0.22        0.28
                                           ===========  ==========  ==========
  Weighted average shares outstanding--ba-
   sic....................................  11,502,426   9,207,782   7,956,221
                                           ===========  ==========  ==========
  Weighted average shares outstanding--di-
   luted..................................  12,873,063  10,132,844   9,572,194
                                           ===========  ==========  ==========

            See accompanying notes to consolidated financial statements.

                       ASTROPOWER, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                          Preferred Stock       Common Stock     Additional
                          -----------------  -------------------  Paid-in      Note
                           Shares   Amount     Shares    Amount   Capital   Receivable
                          --------  -------  ---------- -------- ---------- ----------
BALANCE, DECEMBER 31,
 1997...................   336,409  $ 3,364   3,769,772 $ 37,698  3,288,017  (79,125)
 Conversion of Series A
  convertible preferred
  stock.................       --       --    1,309,626   13,096  5,785,629      --
 Conversion of Series B
  convertible preferred
  stock.................  (336,409)  (3,364)    336,409    3,364        --       --
 Common stock issued....                      3,156,648   31,567 16,781,488      --
 Amortization of
  unearned
  compensation..........       --       --          --       --         --       --
 Stock options granted..       --       --          --       --     101,340      --
 Repayment of note
  receivable............       --       --          --       --         --    79,125
 Net income.............       --       --          --       --         --       --
                          --------  -------  ---------- -------- ----------  -------
BALANCE, DECEMBER 31,
 1998...................       --       --    8,572,455   85,725 25,956,474      --
                          --------  -------  ---------- -------- ----------  -------
 Common stock issued....       --       --    2,654,640   26,546 31,240,826      --
 Amortization of
  unearned
  compensation..........       --       --          --       --         --       --
 Tax benefit from stock
  options exercised.....       --       --          --       --     598,087      --
 Net income.............       --       --          --       --         --       --
                          --------  -------  ---------- -------- ----------  -------
BALANCE, DECEMBER 31,
 1999...................       --       --   11,227,095  112,271 57,795,387      --
                          --------  -------  ---------- -------- ----------  -------
 Common stock issued....       --       --      511,940    5,119  3,095,641      --
 Amortization of
  unearned
  compensation..........       --       --          --       --         --       --
 Tax benefit from stock
  options exercised.....       --       --          --       --   3,957,613      --
 Net income.............       --       --          --       --         --       --
                          --------  -------  ---------- -------- ----------  -------
BALANCE, DECEMBER 31,
 2000...................       --       --   11,739,035 $117,390 64,848,641      --
                          ========  =======  ========== ======== ==========  =======

                                                         Retained
                                             Unearned    Earnings
                                           Compensation (Deficit)     Total
                                           ------------ ----------  ----------
BALANCE, DECEMBER 31, 1997...............    (343,743)  (4,945,411) (2,039,200)
 Conversion of Series A convertible
  preferred stock........................         --           --    5,798,725
 Conversion of Series B convertible
  preferred stock........................         --           --          --
 Common stock issued.....................         --           --   16,813,055
 Amortization of unearned compensation...      98,025          --       98,025
 Stock options granted...................         --           --      101,340
 Repayment of note receivable............         --           --       79,125
 Net income..............................         --     2,411,814   2,411,814
                                             --------   ----------  ----------
BALANCE, DECEMBER 31, 1998...............    (245,718)  (2,533,597) 23,262,884
                                             --------   ----------  ----------
 Common stock issued.....................         --           --   31,267,372
 Amortization of unearned compensation...      98,025          --       98,025
 Tax benefit from stock options
  exercised..............................         --           --      598,087
 Net income..............................         --     2,266,710   2,266,710
                                             --------   ----------  ----------
BALANCE, DECEMBER 31, 1999...............    (147,693)    (266,887) 57,493,078
                                             --------   ----------  ----------
 Common stock issued.....................         --           --    3,100,760
 Amortization of unearned compensation...      98,025          --       98,025
 Tax benefit from stock options
  exercised..............................         --           --    3,957,613
 Net income..............................         --     3,460,636   3,460,636
                                             --------   ----------  ----------
BALANCE, DECEMBER 31, 2000...............     (49,668)   3,193,749  68,110,112
                                             ========   ==========  ==========

            See accompanying notes to consolidated financial statements.

                       ASTROPOWER, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Year Ended December 31,
                                                 -----------------------------------
                                                    2000         1999        1998
CASH FLOWS FROM OPERATING ACTIVITIES:            -----------  ----------  ----------
  Net income...............................      $ 3,460,636   2,266,710   2,411,814
  Adjustments to reconcile net income to
   net cash
   provided by (used in) operating activi-
   ties:
    Deferred income taxes..................          774,213     551,946    (994,886)
    Depreciation and amortization..........        1,366,560   1,078,559     796,601
    Equity in (earnings) losses of uncon-
     solidated
     affiliates............................          204,500     (62,787)        --
    Stock options issued for services......              --          --       50,670
    Amortization of unearned compensation..           98,025      98,025      98,025
    Loss from disposition of property and
     equipment.............................              --       31,465         --
    Changes in working capital items:
      Accounts receivable..................       (1,356,161) (7,876,827) (3,285,306)
      Inventories..........................       (4,484,484) (4,226,706) (1,994,355)
      Prepaid expenses.....................          189,685    (587,880)    190,523
      Accounts payable and accrued ex-
       penses..............................        2,994,445     589,784     233,649
      Accrued payroll and payroll taxes....          (49,120)     87,282     (15,013)
      Advance from customer................              --          --     (610,891)
      Deferred compensation and other......           14,189    (226,924)    (16,822)
                                                 -----------  ----------  ----------
    Net cash provided by (used in) operat-
     ing
     activities............................        3,212,488  (8,277,353) (3,135,991)
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures...................       (6,853,579) (3,596,825) (5,474,689)
    Investment in joint ventures...........         (259,886)   (600,050)        --
                                                 -----------  ----------  ----------
Net cash used in investing activities......       (7,113,465) (4,196,875) (5,474,689)
                                                 -----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net repayments from line of credit.....              --          --     (203,357)
    Repayment of long-term debt............              --          --   (6,390,174)
    Proceeds from issuance of common
     stock--stock
     options...............................        3,055,530     869,957     229,049
    Proceeds from issuance of common
     stock--public
     offering..............................              --   30,182,594  16,612,080
    Proceeds from issuance of stock--401(k)
     plan..................................           45,230     214,821         --
                                                 -----------  ----------  ----------
Net cash provided by financing activities..        3,100,760  31,267,372  10,247,598
                                                 -----------  ----------  ----------
  NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS........................         (800,217) 18,793,144   1,636,918
  CASH AND CASH EQUIVALENTS AT BEGINNING
   OF YEAR.................................       25,338,239   6,545,095   4,908,177
                                                 -----------  ----------  ----------
  CASH AND CASH EQUIVALENTS AT END OF
   YEAR....................................      $24,538,022  25,338,239   6,545,095
                                                 ===========  ==========  ==========
SUPPLEMENTAL DISCLOSURE:
    Interest paid..........................      $    13,967      14,296     597,190
                                                 ===========  ==========  ==========
    Taxes paid.............................      $    73,399      96,700      31,000
                                                 ===========  ==========  ==========

    OTHER NONCASH FINANCING AND INVESTING ACTIVITIES:

--On February 19, 1998, the Company converted all shares of its Series A and Series B Convertible Preferred Stock into 2,194,709 shares of common stock on a one-for-one basis.

--During 1998, the Company issued stock options for 119,000 shares of common stock to Corning Incorporated.
          See accompanying notes to consolidated financial statements.

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

  Fair Value of Financial Instruments

    The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable and accrued expenses and their carrying values are considered to be representative of their respective fair values because of the short-term nature of these balances.

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

                       ASTROPOWER, INC. AND SUBSIDIARIES

    Included in machinery and equipment at December 31, 2000 and 1999 were $13,844,653 and $8,934,133 respectively, representing self-constructed assets. In costing the equipment, the Company uses a full cost approach whereby direct material, direct labor and related overhead costs are capitalized. The total labor and overhead costs of self-constructed assets capitalized for the years ended December 31, 2000, 1999 and 1998, were $1,415,660, $834,640, and $828,009 respectively.

  Revenue Recognition

    Revenue from product sales is recognized when products are shipped. Revenue related to the Company's fixed price research contracts are recognized on the percentage-of-completion method, using total costs incurred to total estimated costs. Revenue related to cost-plus and cost-sharing research contracts are recognized at the time costs benefiting the contracts are incurred, which approximates the percentage-of-completion method. Provisions for estimated losses are made in the period in which losses are determined. Accounts receivable includes unbilled accounts receivable consisting of material, labor and overhead expended on contracts.

  Reclassifications

    Certain prior year amounts have been reclassified to conform to current year presentation.

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

  Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expense, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

    The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is

                       ASTROPOWER, INC. AND SUBSIDIARIES
measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(2) Inventories

    A summary of inventories is as follows:

                                                               December 31,
                                                           ---------------------
                                                              2000       1999
                                                           ----------- ---------
      Raw materials....................................... $10,501,576 5,014,912
      Work-in-process.....................................     769,031   550,069
      Finished goods......................................   1,037,259 2,258,401
                                                           ----------- ---------
                                                           $12,307,866 7,823,382
                                                           =========== =========

(3) Debt

    The Company has a $3 million revolving line of credit facility with a financial institution, which bears interest at the prime rate. Security for the facility is accounts receivable, inventory and property and equipment. This facility expires in September 2001. There were no borrowings against this facility at December 31, 2000.

(4) Income Taxes

    Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income as a result of the following:

                                                      December 31,
                                             --------------------------------
                                                2000       1999       1998
                                             ----------  --------  ----------
Computed "expected" tax expense............. $1,546,801   972,516     485,242
Utilization of net operating loss
  carryforwards.............................        --        --     (205,266)
State income tax expense (benefit), net of
  federal...................................      8,948    32,208     (80,651)
Change in valuation allowance...............        --        --   (1,809,315)
Change in tax rates.........................        --        --      242,107
Foreign sales corporation...................   (150,117) (144,777)        --
Research and experimentation tax credits....   (550,000) (132,462)        --
Tax liability in excess (less than)
  provision.................................    130,967  (182,826)    185,579
Other.......................................    102,181    48,972     197,672
                                             ----------  --------  ----------
Actual tax expense (benefit)................ $1,088,780   593,631    (984,632)
                                             ==========  ========  ==========

    Income tax expense (benefit) for the years 2000, 1999, and 1998 consists of:

                                                       2000     1999     1998
                                                    ---------- ------- --------
     Current:
       Federal..................................... $  314,567  41,685   10,254
       State.......................................        --      --       --
     Deferred:
       Federal.....................................    760,657 504,465 (872,688)
       State.......................................     13,556  47,481 (122,198)
                                                    ---------- ------- --------
     Total income tax expense (benefit)............ $1,088,780 593,631 (984,632)
                                                    ========== ======= ========

                       ASTROPOWER, INC. AND SUBSIDIARIES

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                          December 31,
                                                     ------------------------
                                                        2000         1999
                                                     -----------  -----------
     Deferred tax assets:
       Accrued expenses............................. $   383,981      416,436
       Federal and state net operating loss carry
         forward....................................   4,706,904    1,469,650
       Tax credits..................................     905,710      284,449
       Other........................................     354,760      109,838
                                                     -----------  -----------
       Total gross deferred tax assets..............   6,351,355    2,280,373
       Less valuation allowance.....................         --           --
                                                     -----------  -----------
     Net deferred tax assets........................   6,351,355    2,280,373
     Deferred tax liabilities:
       Plant and equipment, due to differences in
         depreciation methods and basis.............  (2,135,085)  (1,223,572)
       Other........................................     (23,084)     (47,015)
                                                     -----------  -----------
       Deferred tax liabilities.....................  (2,158,169)  (1,270,587)
                                                     -----------  -----------
     Net deferred amount............................ $ 4,193,186    1,009,786
                                                     ===========  ===========

    The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The reversal of the valuation allowance in 1998 resulted from management's assessment that it was more likely than not that the deferred tax assets would be realized. At December 31, 2000, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $12.0 million and $15.0 million, respectively, which are available to offset future federal and state taxable income, if any, through 2020.

                       ASTROPOWER, INC. AND SUBSIDIARIES

(5) Operating Lease Obligations

    The Company leases a 40,000 square foot building from the University of Delaware (the "University"). Although the lease agreement is for a term of 20 years (expiring June 30, 2011), the Company may cancel the lease after nine years (or June 30, 2000) with twelve months notice of cancellation. Accordingly, only payments through June 30, 2002 have been included below. In January 1998, the Company entered into an operating lease agreement for a 60,300 square foot facility for its second manufacturing facility. In January 1999, the Company entered into an agreement for an additional 20,000 square feet in this facility. In June 2000, the Company entered into an agreement for an additional 50,400 square feet in this facility. The scheduled cash payments over the next five years differ from rental expense calculated under the straight-line method. The following summarizes expected charges to rent expense contrasted with expected cash outflow as required by the lease agreements for all facilities (which includes the University lease payments through June
2002):

                                                          Annual
                                                           Rent      Expected
                                                         Expense   Cash Payments
                                                        ---------- -------------
     December 31, 2001................................. $1,083,423   1,033,042
     December 31, 2002.................................    979,712     930,741
     December 31, 2003.................................    838,435     806,042
     December 31, 2004.................................    838,435     822,969
     December 31, 2005.................................    838,435     840,251
     December 31, 2006 and thereafter..................  2,934,522   3,079,918

    Total rent expense charged to operations for the years ended December 31, 2000, 1999, and 1998 amounted to approximately $903,000, $703,000, and $596,000 respectively.

(6) Related Parties

    At December 31, 2000 and 1999, the Company owed its President and Chief Executive Officer $0 and $187,758 respectively, in the form of salary and automobile reimbursements. The amounts are related to the excess of the negotiated annual salary and monthly auto allowance under a contract which ended March 31, 1997 over the amounts actually paid to such person. On December 15, 1997, the Company agreed that one-third of this amount will be paid per year in each of 1998, 1999 and 2000, with interest on the unpaid balance at 6% per year from January 1, 1998. All amounts owed were paid during 2000.

    During the year ended December 31, 2000 the Company's sales to its two joint ventures totaled $3,254,507. At December 31, 2000 amounts due from these joint ventures totaled $1,917,350 and were included in the caption "Accounts receivable--trade".

(7) Employee Benefit Plan

    The Company maintains a defined contribution plan under the provisions of Internal Revenue Code Section 401(k). Employees having attained the age of 21 and with one month of service are eligible to participate and make voluntary contributions to the plan. The amount charged to expense for the years ended December 31, 2000, 1999, and 1998 was $170,000, $140,000, and $150,000,
respectively. The Company does not provide any postemployment benefits.

(8) Capital Stock

    In the first quarter of 1998, the Company completed an initial public offering of its common stock, raising net proceeds to the Company of $16,612,000, and converted all the then outstanding shares of Series A and Series B Preferred Stock into Common Stock so that no shares of Preferred

                       ASTROPOWER, INC. AND SUBSIDIARIES

Stock are currently outstanding. Contemporaneous with the initial public offering, the Company amended and restated its Certificate of Incorporation to provide for, among other things, an increase in the number of authorized shares of Common Stock from 15,000,000 to 25,000,000; authority to issue up to 5,000,000 shares of one or more series of preferred stock and authorized the Board of Directors to fix and determine the relative rights, preferences and limitations of each class or series so authorized without any further vote or action by the stockholders; and to effect a reverse stock split in the form of three shares for every four shares outstanding. All share and per share information in the accompanying financial statements have been retroactively adjusted to give effect to the reverse stock split. During June 2000, the Company amended its Certificate of Incorporation to provide for an increase in the number of authorized shares of Common Stock from 25,000,000 to 50,000,000.

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

    In 1999, the Company adopted the 1999 Stock Option Plan (the "1999 Plan"), under which a total of 1,100,000 shares are currently reserved for issuance. The principal provisions of the 1999 Plan are similar to those described above for the 1989 Plan, except that options may be transferred under certain limited circumstances.

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

                       ASTROPOWER, INC. AND SUBSIDIARIES

    In 2000, the Company granted to an executive officer a separate stock option for the purchase of 302,000 shares of the Company's common stock at $13.375 per share. The options vest over a five year period on the anniversary date of the option award (98,500, 23,500, 60,000, 60,000 and 60,000, respectively).

    Stock option transactions during the years ended December 31, 1998, 1999 and 2000 are summarized below:

                                                                        Weighted
                                                            Exercise    Average
                                                          Price Range-  Exercise
                                                Shares      Per Share    Price
                                               ---------  ------------- --------
   Balance, December 31, 1997................. 1,088,947                 $ 4.00
    Granted...................................   801,875  $ 6.00-$10.25  $ 8.74
    Exercised.................................   (45,730) $ 6.00-$10.00  $ 3.28
    Cancelled.................................   (35,570) $ 6.00-$10.00  $ 6.41
                                               ---------
   Balance, December 31, 1998................. 1,809,522                 $ 6.07
    Granted...................................   804,333  $ 9.38-$17.88  $11.91
    Exercised.................................  (208,195) $ 0.33-$11.88  $ 4.22
    Cancelled.................................  (119,154) $ 0.33-$16.75  $ 8.03
                                               ---------
   Balance, December 31, 1999................. 2,286,506                 $ 8.19
    Granted...................................   693,672  $13.88-$60.38  $18.08
    Exercised.................................  (507,470) $ 0.33-$46.38  $ 5.88
    Cancelled.................................   (35,139) $ 4.00-$56.60  $13.45
                                               ---------
   Balance, December 31, 2000................. 2,437,569                 $11.38
                                               =========

    The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2000:

                Options Outstanding                     Options Exercisable
----------------------------------------------------- ------------------------
Range of            Weighted average
exercise             remaining life  Weighted average         Weighted average
 prices    Shares       in years      exercise price  Shares   exercise price
--------  --------- ---------------- ---------------- ------- ----------------
$ 0.67-
 $ 4.00     287,915       5.05            $ 3.69      257,064      $ 3.65
$ 5.33-
 $ 8.00     382,601       6.82            $ 6.61      202,373      $ 6.46
$ 8.25-
 $10.00     387,620       7.56            $ 9.27      169,884      $ 9.46
$10.25-
 $10.25      75,000       7.37            $10.25       55,000      $10.25
$10.31-
 $11.88     294,486       8.28            $11.83       69,076      $11.81
$12.00-
 $12.13     257,975       8.93            $12.13       84,475      $12.13
$12.25-
 $13.38     353,169       8.96            $13.32        6,219      $12.77
$13.50-
 $15.63      49,625       8.75            $14.83       11,100      $15.24
$16.00-
 $18.50     243,897       9.53            $18.45       47,210      $18.48
$18.88-
 $60.38     105,281       9.53            $30.65        3,381      $32.40
          ---------       ----            ------      -------      ------
          2,437,569       7.88            $11.38      905,782        8.27
          =========       ====            ======      =======      ======

    Prior to the adoption of the plans, the Company had a compensatory stock plan for the issuance of shares to employees and consultants. At December 31, 2000, the Company had reserved 39,999 shares for a commitment under this plan. The balance sheet caption "Accrued payroll and payroll taxes" contains a provision for these shares.

                       ASTROPOWER, INC. AND SUBSIDIARIES

    The Company applies APB Opinion 25 and related interpretations in accounting for stock options issued to employees. During the year ended December 31, 1997, unearned compensation expense with respect to stock options granted at less than fair market value at the date of grant was $417,225, which is being amortized to expense over the periods that the options vest (4-5 years). The amount amortized to expense during the years ended December 31, 2000, 1999 and 1998 was $98,025, $98,025 and $98,025 respectively. The unamortized amount of unearned compensation is classified as a contra equity account in stockholders' equity.

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

                                                       2000     1999     1998
                                                      -------  -------  -------
   Expected life of options from date of grant....... 4 years  4 years  5 years
   Risk-free interest rate...........................    5.00%    5.00%    5.50%
   Volatility........................................    1.32      .66      .50
   Assumed dividend yield............................     0.0%     0.0%     0.0%

    For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's proforma information follows (in thousands, except for per share information):

                                                               2000  1999  1998
                                                              ------ ----- -----
   Net income as reported.................................... $3,461 2,267 2,412
   Proforma net income....................................... $  103   569 1,131
   Proforma basic net income per share....................... $ 0.01  0.06   .14
   Proforma diluted net income per share..................... $ 0.01  0.06   .12

(10) Government Contracts

    During the years ended December 31, 2000, 1999 and 1998, substantially all of the Company's contract revenues were attributable to U.S. government contracts under which the Company was either a prime contractor or a subcontractor.

    To date, a large percentage of the Company's contract revenues have been generated by research and development contracts, principally with the U.S. government. Orders under government prime or subcontracts are customarily subject to termination for allowable costs and to a reasonable allowance for profits, unless the termination of a contract was due to a default on the part of the contractor. No termination of contracts by the government occurred during the years ended December 31, 2000, 1999 and 1998.

    Substantially all of the Company's revenues from government contracts are subject to audit under various federal statutes. Although the Company has received final written acceptance of its overhead rates through 1993, it has been advised that the Defense Contract Audit Agency is disputing certain elements of those submissions as well as those overhead rates for 1994 and 1995. The dispute is centered on the effect of the Company's manufacturing operations on its government contract overhead rates during the years of transition from a contract research and development

                       ASTROPOWER, INC. AND SUBSIDIARIES
organization to commercial manufacturing. The overhead rates for 1996 have been submitted, but have not yet been audited. This dispute does not affect the Company's overhead rates for 1997, 1998 and 1999, inasmuch as the Company revised its methodology for determining overhead rates. It is management's opinion that adjustments to revenue, if any, will not have a material adverse effect on the Company's business and financial condition, but may impact future results of operations.

    In October 2000, the United States government filed a civil action against the Company in the U.S. District Court for the District of Delaware, to recover damages and penalties with respect to the submission of invoices and Incurred Cost Submissions in connection with contracts with the U.S. Department of Defense and U.S. Department of Energy. The complaint alleges that the Company falsely claimed that certain costs were properly allocable to the government contracts when those costs were attributable to a commercial venture, resulting in overpayments to the Company of at least $2.3 million and seeks treble damages and penalties aggregating approximately $7.9 million. This action is in the early procedural stages. Although a scheduling order has been issued with a trial scheduled to begin in March 2002, the Company cannot predict when this action will be finally resolved. The Company disagrees with the allegations in the complaint and believes that it has valid defenses to the government's claims. The Company is defending this action vigorously. Because litigation is subject to uncertainties, it is not possible to predict the ultimate outcome of this action. Although an unfavorable outcome could have a material adverse effect on consolidated operating results and cash flows in the period in which this action is resolved, the Company does not expect that an unfavorable outcome would have a material adverse effect on its business or consolidated financial condition. In addition, defending this action may be costly.

    Certain of the Company's contracts contain retainage provisions. At December 31, 2000 and 1999 retainage amounts included in accounts receivable were approximately $223,400 and $170,000 respectively. At December 31, 2000 and 1999, unbilled accounts receivable were approximately $60,400, and $211,000, respectively.

(11) Business and Credit Concentrations

    The following table shows the percentage of total revenues contributed by significant customers for the periods presented. A significant customer is defined as one contributing 10% or more of total revenues:

                                                                   December 31,
                                                                  --------------
                                                                  2000 1999 1998
                                                                  ---- ---- ----
      Customer A.................................................  6%   9%  13%
      Customer B.................................................  7%  14%  18%
      Customer C................................................. 21%  24%  14%
      Customer D.................................................  1%  10%  --

    Customer A represents the federal government. Research contract revenues for the year ended December 31, 2000 include a total of 13 contracts aggregating $3,182,865 administered by 4 agencies of the U.S. Government and one state, with contract revenues ranging from 0.05% to 5.2% of total revenues.

    During the year ended December 31, 2000, the five largest product sales customers accounted for approximately 50.6% of revenues and 53.7% of product sales. At December 31, 2000 approximately 38% of accounts receivable were due from the Company's six largest customers, of which 10% represented amounts due from agencies of the U.S. government representing Customer A and 28% represented amounts due from the Company's five largest product sales customers in 2000. The loss of one or more of these major customers could have a material adverse effect on the Company's business, results of operations and financial condition.

                       ASTROPOWER, INC. AND SUBSIDIARIES

(12) Geographic Distribution of Product Revenues

    Total product revenues are summarized as a percentage by geographic area as follows:

                                                                    Year Ended
                                                                   December 31,
                                                                  --------------
                                                                  2000 1999 1998
                                                                  ---- ---- ----
      Domestic................................................... 20%  36%  22%
      Export:
      Europe..................................................... 57%  54%  63%
      Asia....................................................... 11%   6%   6%
      Africa..................................................... 12%   4%   9%

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

    The following table presents the computation of basic and diluted income per share:

                                               For the Year Ended December 31
                         --------------------------------------------------------------------------
                                   2000                     1999                     1998
                         ------------------------ ------------------------ ------------------------
                            Income      Average      Income      Average      Income      Average
                         Available to   Common    Available to   Common    Available to   Common
                            Common      Shares       Common      Shares       Common      Shares
                         Stockholders Outstanding Stockholders Outstanding Stockholders Outstanding
                         ------------ ----------- ------------ ----------- ------------ -----------
Basic...................  $3,460,636  11,502,426   $2,266,710   9,207,782   $2,411,814   7,956,221
Dilutive effect:
  Stock options.........         --    1,370,637          --      925,062          --      536,609
  Convertible debt......         --          --           --          --       239,314     885,448
  Convertible
   preferred stock......         --          --           --          --           --      193,916
                          ----------  ----------   ----------  ----------   ----------   ---------
Diluted.................  $3,460,636  12,873,063   $2,266,710  10,132,844   $2,651,128   9,572,194
                          ==========  ==========   ==========  ==========   ==========   =========

(14) Selected Consolidated Quarterly Operating Results (unaudited)

    The following table presents certain historical consolidated statement of operations data for each quarter for the fiscal years ended December 31, 2000 and 1999. The results of operations for any quarter are not necessarily indicative of results that we might achieve for any subsequent periods.

                                                            Quarter Ended
                         ------------------------------------------------------------------------------------
                         March 31, June 30,  Sept. 30,  Dec. 31,  March 31,   June 30,  Sept. 30,   Dec. 31,
                           1999      1999      1999       1999       2000       2000       2000       2000
                         --------- --------- --------- ---------- ---------- ---------- ---------- ----------
Revenues................ 7,138,985 7,990,136 9,354,683 10,160,273 10,402,588 11,911,483 13,403,103 14,069,681
Gross profit............ 1,837,214 2,181,521 2,633,889  3,139,464  3,290,145  3,587,249  3,995,601  4,031,559
Net income..............   285,701   445,198   641,989    893,822  1,112,659    957,264    629,797    760,916
Net income per
 share--basic........... $    0.03 $    0.05 $    0.07 $     0.08 $     0.10 $     0.08 $     0.05 $     0.07
Net income per
 share--diluted......... $    0.03 $    0.05 $    0.07 $     0.08 $     0.09 $     0.08 $     0.05 $     0.06

                       ASTROPOWER, INC. AND SUBSIDIARIES

                                ASTROPOWER, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                            ALLOWANCE FOR BAD DEBTS

                                                            Charged to Charged  Deductions-
                                                 Beginning  costs and  to other  Accounts    Ending
Period Ended                   Description        balance    expenses  accounts written-off Balance
------------                   -----------       ---------  ---------- -------- ----------- --------
Dec. 31, 2000........... Allowance for bad debts (651,726)    (60,000)   --       46,882    (664,844)
Dec. 31, 1999........... Allowance for bad debts  (70,695)   (581,031)   --          --     (651,726)
Dec. 31, 1998........... Allowance for bad debts  (72,962)    (30,000)   --       32,267     (70,695)