Form 10-Q
period 2001-03-31
ASTROPOWER INC
filed 2001-05-15
CIK 885672

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

(Mark one)
      X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
  --------
EXCHANGE ACT OF 1934
                   for the three months ended March 31, 2001

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

                    YES     X     NO _____
                         -------

The number of shares outstanding of the Registrant's common stock, $0.01 par value, as of May 11, 2001, was 14,032,010.

                               AstroPower, Inc.
              FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2001

                               TABLE OF CONTENTS


                                                                                                                Page No.
                                                                                                                --------

                         PART I:  FINANCIAL INFORMATION
                         ------------------------------


ITEM 1.      FINANCIAL STATEMENTS

             .    Consolidated Balance Sheets
                  -  March 31, 2001 (unaudited) and December 31, 2000 .......................................       1, 2

(S)          .    Consolidated Statements of Operations (unaudited) -
                  Three months ended March 31, 2001 and 2000 ................................................       3

(S)          .    Consolidated Statements of Cash Flows (unaudited) -
                  Three months ended March 31, 2001 and 2000 ................................................       4

(S)               Notes to Consolidated Financial Statements (unaudited) ....................................       5

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS ............................................................       6-7

ITEM 3.      QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK .....................................       8



                          PART II:  OTHER INFORMATION
                          ---------------------------

ITEM 1.      LEGAL PROCEEDINGS ..............................................................................       9

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K ...............................................................       10


             SIGNATURES .....................................................................................       11


Cautionary Note Regarding Forward-Looking Statements
----------------------------------------------------

This quarterly report on Form 10-Q contains forward-looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks, uncertainties and assumptions as described from time to time in registration statements, annual reports, and other periodic reports and filings which we file with the Securities and Exchange Commission. All statements, other than statements of historical facts, which address our expectations of sources of capital or which express our expectation for the future with respect to financial performance or operating strategies, can be identified as forward-looking statements. As a result, there can be no assurance that our future results will not be materially different from those described herein as "believed", "anticipated", "estimated" or "expected", which reflect our current views with respect to future events.
We caution readers that these forward-looking statements speak only as of the date of this report. We hereby expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any changes in our expectations or any change in events, conditions or circumstances on which such statement is based.

                               ASTROPOWER, INC.

                          CONSOLIDATED BALANCE SHEETS



                         ASSETS                                   March 31, 2001              December 31, 2000
--------------------------------------------------------     ---------------------         --------------------
                                                                       (unaudited)
CURRENT ASSETS:
Cash and cash equivalents .................................          $  85,982,179                   24,538,022
Accounts receivable:
     Trade, net ...........................................             15,011,579                   15,753,018
     Employee receivables .................................                 63,731                       61,906
     Other ................................................                 89,896                       65,442
Inventories ...............................................             14,303,862                   12,307,866
Prepaid expenses ..........................................                705,807                      558,143
Deferred tax asset ........................................              7,594,117                    6,351,355
                                                             ---------------------         --------------------
          Total current assets ............................            123,751,171                   59,635,752

INVESTMENT IN JOINT VENTURES ..............................                706,229                      718,224

PROPERTY AND EQUIPMENT ....................................             24,935,835                   23,613,649
     Less accumulated depreciation and amortization .......             (6,418,918)                  (5,996,002)
                                                             ---------------------         --------------------

          Total assets ....................................          $ 142,974,317                   77,971,623
                                                             =====================         ====================

                                                                 1
                                   (See accompanying notes to consolidated financial statements)

                                ASTROPOWER, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   March 31, 2001             December 31, 2000
                                                              ---------------------         -------------------
          LIABILITIES AND STOCKHOLDERS' EQUITY                          (unaudited)
---------------------------------------------------------
CURRENT LIABILITIES:
Accounts payable .........................................             $  5,076,174                   6,210,020
Accrued payroll and payroll taxes ........................                1,286,102                   1,001,405
Accrued expenses .........................................                3,942,713                     316,917
                                                              ---------------------         -------------------
     Total current liabilities ...........................               10,304,989                   7,528,342

OTHER LIABILITIES:
Deferred tax liability ...................................                2,158,169                   2,158,169
Other ....................................................                  184,549                     175,000
                                                              ---------------------         -------------------
     Total liabilities ...................................               12,647,707                   9,861,511


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock .............................................                  140,191                     117,390
Additional paid-in capital ...............................              128,536,253                  64,848,641
Unearned compensation ....................................                  (25,162)                    (49,668)
Retained earnings ........................................                1,675,328                   3,193,749
                                                              ---------------------         -------------------
     Total stockholders' equity ..........................              130,326,610                  68,110,112
                                                              ---------------------         -------------------
          Total liabilities and stockholders' equity .....             $142,974,317                  77,971,623
                                                              =====================         ===================

                                                                 2
                                   (See accompanying notes to consolidated financial statements)

                                ASTROPOWER, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             Three Months Ended March 31
                                                                                     (unaudited)
                                                              ------------------------------------------------------
REVENUES:                                                                          2001                         2000
                                                              -------------------------          -------------------
     Product sales .....................................                    $13,581,236                    9,670,482
     Research contracts ................................                        724,207                      732,106
                                                              -------------------------          -------------------
          Total revenues ...............................                     14,305,443                   10,402,588

COST OF REVENUES:
     Product sales .....................................                      9,448,483                    6,642,317
     Research contracts ................................                        523,369                      470,126
                                                              -------------------------          -------------------
          Total cost of revenues .......................                      9,971,852                    7,112,443
                                                              -------------------------          -------------------
          Gross profit .................................                      4,333,591                    3,290,145
OPERATING EXPENSES:
     Product development expenses ......................                      1,124,686                      622,937
     General and administrative expenses ...............                      1,161,453                      843,702
     Selling expenses ..................................                        842,470                      538,849
     Litigation settlement and legal fees ..............                      3,774,242                       13,626
                                                              -------------------------          -------------------
          Income (loss) from operations ................                     (2,569,260)                   1,271,031
OTHER INCOME (EXPENSE):
     Interest expense ..................................                         (8,626)                      (1,792)
     Interest income ...................................                        420,838                      340,785
     Equity in loss of joint ventures ..................                        (12,123)                     (20,315)
                                                              -------------------------          -------------------
          Total other income ...........................                        400,089                      318,678
                                                              -------------------------          -------------------
INCOME (LOSS) BEFORE INCOME TAXES ......................                     (2,169,171)                   1,589,709
INCOME TAXES ...........................................                       (650,750)                     477,050
                                                              -------------------------          -------------------
NET INCOME (LOSS) ......................................                    $(1,518,421)                   1,112,659
                                                              =========================          ===================
NET INCOME (LOSS) DATA:
     Net income (loss) per share - basic ...............                         $(.13)                         0.10
                                                              =========================          ===================
     Net income (loss) per share - diluted .............                         $(.13)                         0.09
                                                              =========================          ===================
     Weighted average shares outstanding - basic .......                     12,020,991                   11,315,278
                                                              =========================          ===================
     Weighted average shares outstanding - diluted .....                     12,020,991                   12,849,296
                                                              =========================          ===================

                                                                 3
                                   (See accompanying notes to consolidated financial statements)

                                ASTROPOWER, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        Three Months Ended March 31
                                                                                -----------------------------------------
                                                                                                (unaudited)
                                                                                        2001                    2000
                                                                                -----------------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) .............................................................      $ (1,518,421)              1,112,659
Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Deferred income taxes ....................................................          (650,750)                238,525
     Depreciation and amortization ............................................           422,916                 299,871
     Equity in losses of joint ventures .......................................            12,123                       -
     Amortization of unearned compensation ....................................            24,506                  24,507
     Changes in working capital items:
          Accounts receivable .................................................           715,160              (2,916,014)
          Inventories .........................................................        (1,995,996)               (565,236)
          Prepaid expenses ....................................................          (147,664)               (371,659)
          Accounts payable and accrued expenses ...............................         2,491,950                 811,448
          Accrued payroll and payroll taxes ...................................           284,697                (339,121)
          Other ...............................................................             9,421                  13,162
                                                                                -----------------        ----------------
     Net cash used in operating activities ....................................          (352,058)             (1,691,858)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ..........................................................        (1,322,186)             (1,297,973)
                                                                                -----------------        ----------------
     Net cash used in investing activities ....................................        (1,322,186)             (1,297,973)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options ................................           707,896               1,095,842
Net proceeds from common stock offering .......................................        62,410,505                       -
                                                                                -----------------        ----------------
     Net cash provided by financing activities ................................        63,118,401               1,095,842
                                                                                -----------------        ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........................        61,444,157              (1,893,989)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..............................        24,538,022              25,338,239
                                                                                -----------------        ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................................      $ 85,982,179              23,444,250
                                                                                =================        ================

                                                                 4
                                   (See accompanying notes to consolidated financial statements)

                                AstroPower, Inc.

                  Notes to Consolidated Financial Statements
                                 March 31, 2001
                                  (unaudited)



(1)   General
      -------

The accompanying consolidated financial statements for the three month periods ended March 31, 2001 and 2000 have been prepared by AstroPower, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the consolidated financial position and operating results of the Company as of and for the respective periods. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report Form 10-K for the year ended December 31, 2000. The consolidated results of operations for interim periods may not be indicative of the results that may be expected for the entire year.

(2)  Litigation Settlement
     ---------------------

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

In April 2001, we reached an agreement in principle with the United States Department of Justice to settle the litigation. The principal recitals, terms and conditions to be included in the contemplated Release and Settlement Agreement are that we do not admit any liability and that both we and the government wish to resolve the pending litigation without further proceedings, that we shall pay the government $3,500,000 within five business days of the execution of a Release and Settlement Agreement and that we and the government execute and file a Joint Stipulation of dismissal, dismissing the complaint including all claims and allegations asserted in the complaint, with prejudice. While the principal terms of the settlement have been agreed to in principle the parties must negotiate and agree upon the remaining details and execute the Release and Settlement Agreement.

(3) Debt
    ----

On March 7, 2001, the Company increased its available revolving line of credit with a financial institution from $3 million to $6 million. The facility bears interest at the financial institution's National Commercial Rate minus 0.25% (8.25% as of March 7, 2001). Security for the facility is accounts receivable. The Company is required to maintain a minimum working capital ratio, a minimum level of tangible net worth and a minimum total debt to net worth ratio. There were no borrowings against this facility at March 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We develop, manufacture, market and sell a range of solar electric power generation products, including solar cells, modules, panels and our SunChoice pre-packaged systems for the global marketplace. Solar cells are the core component inside every solar electric power system. Our products provide an environmentally friendly, reliable energy solution at the point of use and are sold for both off-grid and on-grid applications. In off-grid applications, our products provide the primary source of electric power for rural homes and villages and supply power for equipment in the telecommunications and transportation industries. In on-grid applications, our products provide a renewable source of alternative or supplemental electric power and provide reliable back-up power in the event of a utility outage. In addition to our solar power generation product offerings, we sell wholesale solar electric power under long-term purchase agreements through a joint venture with GPU International, Inc.

We currently generate product revenues from the sale of solar cells, modules, panels and pre-packaged systems. While the predominant source of our product revenues to date has been recycled wafer products, we are continuing a significant expansion of our Silicon-Film manufacturing capacity. We recognize product sales revenue upon shipment. Product sales represented 95% of total revenues for the three months ended March 31, 2001. Solar cell prices and manufacturing costs vary depending upon supply and demand in the market for solar cells and modules, order size, yields, the costs of raw materials, particularly reclaimed silicon wafers recycled from the semiconductor industry, and other factors.

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

For the three months ended March 31, 2001, 76% of our product revenues were generated by sales to customers located outside of the United States. We believe that international sales will continue to account for a significant portion of our product sales for the foreseeable future. Current sales are denominated in U.S. dollars and foreign exchange rate fluctuations have not had an impact on our results of operations.

Solar cells that we manufacture are sold to original equipment manufacturers that assemble the solar cells into modules. In addition, we assemble and sell modules to distributors and value-added resellers. We have also begun to sell our SunChoice systems. The sale of modules and systems results in substantially more revenue to us than the sale of solar cells due to the incremental value of the additional materials, labor and overhead. Accordingly, our product sales are affected not just by changes in total solar cells produced, but by changes in the sales mix among solar cells, modules and systems. The gross margin percentage for modules and systems are generally less than those of solar cells. As a result, changes in the product sales mix may also affect total product gross margin.

Results of Operations

Three Months Ended March 31, 2001 and 2000

Revenues - Our total revenues were $14.3 million for the three months ended March 31, 2001, an increase of $3.9 million or 37.5% from 2000. Product sales were $13.6 million for the three months ended March 31, 2001, an increase of $3.9 million or 40.4% from 2000. Our increase in product sales was due to ongoing strong demand for our products and expansion of manufacturing capacity. Contract revenues were $724,000 for the three months ended March 31, 2001, a decrease of $8,000 or 1.1% from 2000.

Gross profit - Our gross profit was $4.3 million for the three months ended March 31, 2001, a increase of $1.0 million or 31.7% from 2000. Product gross profit for 2001 was $4.1 million, an increase of $1.1 million or 36.5% from 2000. Our product gross margin was 30.4% for the three months ended March 31, 2001. In the similar 2000 period, the product gross margin was 31.3%. In the fourth quarter of 2000 product gross margin was 29.5%. In the second quarter of 2000 we accelerated the pace of our capacity expansion, the costs of which depressed product gross margins through the balance of 2000. Our gross profit on research contracts for the three months ended March 31, 2001 was $201,000, a decrease of $61,000 or 23.3% from the 2000 period.

Product development costs - Our product development costs for the three months ended March 31, 2001 were $1.1 million, up $502,000 or 80.5% from 2000, as a result of increased levels of development efforts related to new products.

General and administrative expenses - Our general and administrative expenses for the three months ended March 31, 2001 were $1.2 million, an increase of $318,000 or 37.7% from the similar 2000 period. The increase is primarily a result of higher levels of salaries, professional fees and insurance expenses.

Selling expenses - Our selling expenses for the three months ended March 31, 2001 were $842,000, an increase of $304,000 or 56.3% from 2000. The increase is due to higher salary costs as a result of additions to the sales and marketing staff, and higher travel expenditures.

Litigation settlement and legal fees - The results for the current quarter include a provision of $3.5 million arising from an agreement in principle to settle litigation with the U.S. government for this amount. Our professional fees related to our overhead dispute for the three months ended March 31, 2001 were $274,000, an increase of $261,000 from 2000. This increase is due to the high level of activity, and related professional fees during the first quarter of 2001 in connection with this dispute.

Interest income - Our interest income for the three months ended March 31, 2001 was $421,000, as compared with $341,000 in the 2000 period. The increase in interest income is attributable to higher average balances as a result of our March 2001 public offering which raised net proceeds of $62.4 million.

Income taxes - The income tax benefit for the three months ended March 31, 2001 was $651,000, as compared with income tax expense of $477,000 in 2000, representing an effective rate of 30%. The current period tax benefit is primarily due to the tax benefit associated with the loss caused by the $3.5 million government settlement recorded during the first quarter of 2001. Our effective tax rate is lower than the statutory rates, principally as a result of research and experimentation tax credits and the benefit of a Foreign Sales Corporation.

Net Income (loss) - Our net loss for the quarter ended March 31, 2001 was $1.5 million as compared with net income of $1,113,000 for the similar prior year period. The loss was caused by a non-recurring pre-tax charge relating to an agreement in principle for the payment of $3.5 million in settlement of litigation with the U.S. government. Net income for the quarter ended March 31, 2001 would have been $1.1 million without the costs of the settlement and related legal fees.

Liquidity and Capital Resources

At March 31, 2001, we had cash of $86.0 million, as compared with $24.5 million at December 31, 2000. The increase in the cash balance during the 2001 first quarter was primarily due to our public offering of 2,200,000 shares of Common Stock in March 2001 which raised net proceeds of $62.4 million.

Our sources of liquidity as of March 31, 2001 consist principally of cash of $86.0 million and an available bank credit line of $6 million. Any borrowings under our bank facility will be secured by accounts receivable. There were no borrowings outstanding under the bank credit line as of March 31, 2001.

We expect that our available cash balance, together with projected cash generated from operations and the available bank credit line, will be sufficient to fund our activities for at least the next 24 months.

ITEM 3.     QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States and market our products in North America as well as in the Europe, Asia Pacific and Africa regions. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because all of our revenues are currently denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the short-term nature of our investments, we believe that there is not a material risk exposure.

                               AstroPower, Inc.
              FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2001

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

         In April 2001, we reached an agreement in principle with the United States Department of Justice to settle the litigation. The principal recitals, terms and conditions to be included in the contemplated Release and Settlement Agreement are that we do not admit any liability and that both we and the government wish to resolve the pending litigation without further proceedings, that we shall pay the government $3,500,000 within five business days of the execution of a Release and Settlement Agreement and that we and the government execute and file a Joint Stipulation of dismissal, dismissing the complaint including all claims and allegations asserted in the complaint, with prejudice. While the principal terms of the settlement have been agreed to in principle the parties must negotiate and agree upon the remaining details and execute the Release and Settlement Agreement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits               None


         REPORTS ON FORM 8-K

         The following reports on form 8-k were filed during the quarter ended March 31, 2001:

         Form 8-K dated January 31, 2001 with respect to the announcement of preliminary unaudited summary fourth quarter and full year financial information for 2000.

         Form 8-K dated February 27, 2001 with respect to the announcement of unaudited fourth quarter and full year financial information for 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 ASTROPOWER, INC.


Date:  May 15, 2001         By:  /s/ Allen M. Barnett
                                 ------------------------------------
                                     Allen M. Barnett
                                President and Chief Executive Officer



Date:  May 15, 2001         By:  /s/ Thomas J. Stiner
                                 ------------------------------------
                                     Thomas J. Stiner
                             Senior Vice President and Chief Financial Officer
                                     (Principal Financial Officer)