Form 10-Q
period 2001-06-30
ASTROPOWER INC
filed 2001-08-13
CIK 885672

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark one)
  X     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
                    for the three months ended June 30, 2001

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

The number of shares outstanding of the Registrant's common stock, $0.01 par value, as of August 10, 2001, was 14,131,352.

===============================================================================

                                AstroPower, Inc.
               FORM 10-Q FOR THE THREE MONTHS ENDED June 30, 2001

                                TABLE OF CONTENTS

                                                                                               Page No.
                                                                                               --------

                          PART I: FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

         |X|      Consolidated Balance Sheets -
                  June 30, 2001 (unaudited) and December 31, 2000 ............................   1, 2

         |X|      Consolidated Statements of Income (unaudited) -
                  Three months and six months ended June 30, 2001 and 2000 ...................   3, 4

         |X|      Consolidated Statements of Cash Flows (unaudited) -
                  Six months ended June 30, 2001 and 2000 ....................................      5

         |X|      Notes to Consolidated Financial Statements (unaudited) .....................  6 - 7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS ................................................. 8 - 11

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT
         MARKET RISK .........................................................................     11

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ...................................................................     12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .................................     13

         SIGNATURES ..........................................................................     14


Cautionary Note Regarding Forward-Looking Statements
----------------------------------------------------

This quarterly report on Form 10-Q contains forward-looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks, uncertainties and assumptions as described from time to time in registration statements, annual reports, and other periodic reports and filings which we file with the Securities and Exchange Commission. All statements, other than statements of historical facts, which address our expectations of sources of capital or which express our expectation for the future with respect to financial performance or operating strategies can be identified as forward-looking statements. As a result, there can be no assurance that our future results will not be materially different from those described herein as "believed", "anticipated", "estimated" or "expected", which reflect our current views with respect to future events. We caution readers that these forward-looking statements speak only as of the date hereof. We hereby expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any changes in our expectations or any change in events, conditions or circumstances on which such statement is based.

                                ASTROPOWER, INC.

                           CONSOLIDATED BALANCE SHEETS



                                                        June 30           Dec. 31
ASSETS                                                    2001             2000
---------------------------------------------------   -------------    -------------
                                                       (unaudited)
CURRENT ASSETS:
Cash and cash equivalents .........................   $  82,455,098       24,538,022
Accounts receivable:
     Trade, net ...................................      16,679,996       15,753,018
     Other ........................................         156,095          127,348
Inventories .......................................      17,209,539       12,307,866
Prepaid expenses ..................................       1,238,403          558,143
Deferred tax asset ................................       8,378,224        6,351,355
                                                      -------------    -------------
                                                        126,117,355       59,635,752

INVESTMENT IN JOINT VENTURES ......................         674,821          718,224
OTHER INVESTMENTS .................................       2,011,750             --

PROPERTY AND EQUIPMENT ............................      26,920,310       23,613,649
     Less accumulated depreciation and amortization      (6,848,175)      (5,996,002)
                                                      -------------       ----------
                                                         20,072,135       17,617,647
                                                      -------------       ----------
          Total assets ............................   $ 148,876,061       77,971,623
                                                      =============    =============



          See accompanying notes to consolidated financial statements.

                                ASTROPOWER, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                     June 30       Dec. 31
                                                                       2001          2000
                                                                   ------------   ------------
                                                                    (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------
CURRENT LIABILITIES:
Accounts payable ...............................................   $  7,413,916      6,210,020
Accrued payroll and payroll taxes ..............................      1,187,219      1,001,405
Accrued expenses ...............................................      3,608,298        316,917
                                                                   ------------   ------------
          Total current liabilities ............................     12,209,433      7,528,342

OTHER LIABILITIES:
Deferred tax liability .........................................      2,158,169      2,158,169
Other ..........................................................        197,877        175,000
                                                                   ------------   ------------
          Total liabilities ....................................     14,565,479      9,861,511
                                                                   ------------   ------------


COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock ...................................................        141,263        117,390
Additional paid-in capital .....................................    130,838,923     64,848,641
Unearned compensation ..........................................           --          (49,668)
Retained earnings ..............................................      3,330,396      3,193,749
                                                                   ------------   ------------
           Total stockholders' equity ..........................    134,310,582     68,110,112
                                                                   ------------   ------------
                      Total liabilities and stockholders' equity   $148,876,061     77,971,623
                                                                   ============   ============



          See accompanying notes to consolidated financial statements.

                                ASTROPOWER, INC.

                        CONSOLIDATED STATEMENTS OF INCOME


                                                     Three Months Ended June 30
                                                    ----------------------------
                                                            (unaudited)

                                                        2001            2000
                                                    ------------    ------------
REVENUES:
   Product sales ................................   $ 15,294,686      11,038,572
   Research contracts ...........................        771,113         872,911
                                                    ------------    ------------
             Total revenues .....................     16,065,799      11,911,483
COST OF REVENUES:
   Product sales ................................     10,609,107       7,692,580
   Research contracts ...........................        563,926         631,654
                                                    ------------    ------------
             Total cost of revenues .............     11,173,033       8,324,234
                                                    ------------    ------------
             Gross profit .......................      4,892,766       3,587,249
OPERATING EXPENSES:
   Product development expenses .................      1,196,535         720,235
   General and administrative expenses ..........      1,209,012       1,009,143
         Selling expenses .......................      1,030,516         814,710
         Litigation settlement related legal fees          8,704          28,940
                                                    ------------    ------------
             Income from operations .............      1,447,999       1,014,221
OTHER INCOME (EXPENSE):
   Interest expense .............................            (42)        (11,829)
   Equity in loss of joint ventures .............        (31,587)        (60,000)
   Interest income ..............................        948,017         333,961
                                                    ------------    ------------
             Total other income .................        916,388         262,132
                                                    ------------    ------------
INCOME BEFORE INCOME TAXES ......................      2,364,387       1,276,353
INCOME TAXES ....................................        709,320         319,089
                                                    ------------    ------------
NET INCOME ......................................   $  1,655,067         957,264
                                                    ============    ============



NET INCOME DATA:
   Net income per share - basic .................   $       0.12            0.08
                                                    ------------    ------------
   Net income per share - diluted ...............   $       0.11            0.08
                                                    ------------    ------------
   Weighted average shares outstanding - basic ..     14,067,919      11,458,035
                                                    ------------    ------------
   Weighted average shares outstanding - diluted      15,567,390      12,536,529
                                                    ------------    ------------


          See accompanying notes to consolidated financial statements.

                                ASTROPOWER, INC.

                        CONSOLIDATED STATEMENTS OF INCOME


                                                          Six Months Ended June 30
                                                        ------------    ------------
                                                                (unaudited)

                                                            2001            2000
                                                        ------------    ------------
REVENUES:
   Product sales ....................................   $ 28,875,921      20,709,054
   Research contracts ...............................      1,495,319       1,605,017
                                                        ------------    ------------
             Total revenues .........................     30,371,240      22,314,071
COST OF REVENUES:
   Product sales ....................................     20,057,590      14,291,413
   Research contracts ...............................      1,087,295       1,145,264
                                                        ------------    ------------
             Total cost of revenues .................     21,144,885      15,436,677
                                                        ============    ============
             Gross profit ...........................      9,226,355       6,877,394
OPERATING EXPENSES:
   Product development expenses .....................      2,321,220       1,343,172
   General and administrative expenses ..............      2,370,465       1,853,752
   Selling expenses .................................      1,872,986       1,353,559
   Litigation settlement and related legal fees .....      3,782,945          42,566
                                                        ------------    ------------
             Income (loss) from operations ..........     (1,121,261)      2,284,345
OTHER INCOME (EXPENSE):
   Interest expense .................................         (8,668)        (13,621)
   Equity in loss of joint ventures .................        (43,709)        (80,000)
   Interest income ..................................      1,368,855         674,789
                                                        ------------    ------------
             Total other income .....................      1,316,478         581,168
                                                        ------------    ------------
INCOME BEFORE INCOME TAXES ..........................        195,217       2,865,513
INCOME TAXES ........................................         58,570         796,140
                                                        ------------    ------------
NET INCOME ..........................................   $    136,647       2,069,373
                                                        ============    ============



NET INCOME DATA:
   Net income per share - basic .....................   $       0.01            0.18
                                                        ------------    ------------
   Net income per share - diluted ...................   $       0.01            0.16
                                                        ------------    ------------
   Weighted average shares outstanding - basic ......     13,105,854      11,381,042
                                                        ------------    ------------
   Weighted average shares outstanding - diluted ....     14,553,744      12,580,454
                                                        ------------    ------------



          See accompanying notes to consolidated financial statements.

                                ASTROPOWER, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             Six Months Ended June 30
                                                                          ----------------------------
                                                                                   (unaudited)

                                                                              2001            2000
                                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .........................................................   $    136,647    $  2,069,373
   Adjustments to reconcile net income to net cash (used in) / provided by operating activities:
       Deferred income taxes ..........................................         58,570         398,525
       Depreciation and amortization ..................................        852,173         617,539
       Amortization of unearned compensation ..........................         49,668          49,012
       Equity in loss of joint ventures ...............................         43,709        (167,319)
      Changes in working capital items:
            Accounts receivable .......................................       (955,725)     (1,834,409)
            Inventories ...............................................     (4,901,673)     (2,298,326)
            Prepaid expenses ..........................................       (680,260)       (224,029)
            Accounts payable and accrued expenses .....................      4,495,277       1,244,491
            Accrued payroll and payroll taxes .........................        185,814        (398,072)
            Other .....................................................         16,070          (8,333)
                                                                          ------------    ------------
   Net cash (used in) / provided by operating activities ..............       (699,730)        551,548
                                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ...............................................     (3,306,661)     (4,101,483)
   Other investments ..................................................     (2,011,750)           --
                                                                          ------------    ------------
   Net cash used in investing activities ..............................     (5,318,411)     (4,101,483)
                                                                          ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of common stock options .....................      1,806,722       1,520,300
   Net proceeds from common stock offering ............................     62,128,495            --
                                                                          ------------    ------------
   Net cash provided by financing activities ..........................     63,935,217       1,520,300
                                                                          ------------    ------------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS ..................     57,917,076      (3,132,731)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ......................     24,538,022      25,338,239
                                                                          ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ............................   $ 82,455,098      22,205,508
                                                                          ============    ============



                See accompanying notes to consolidated financial statements.

                                AstroPower, Inc.

                   Notes to Consolidated Financial Statements
                                  June 30, 2001
                                   (unaudited)


(1) General

    The accompanying consolidated financial statements for the three month and six month periods ended June 30, 2001 and 2000 have been prepared by AstroPower, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the consolidated financial position and operating results of the Company as of and for the respective periods. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report Form 10-K for the year ended December 31, 2000. The consolidated results of operations for interim periods may not be indicative of the results that may be expected for the entire year.

(2) Litigation Settlement

    In April 2001, the Company reached an agreement in principle with the U.S. Department of Justice to settle a civil action against the Company filed in October 2000, in the U.S. District Court for the District of Delaware seeking to recover damages and penalties with respect to the submission of invoices and Incurred Cost Submissions in connection with contracts with the U.S. Department of Defense and U.S. Department of Energy. A Release and Settlement Agreement dated June 29, 2001 was executed and the previously agreed to settlement payment of $3.5 million was made on July 9, 2001. On July 13, 2001, a Joint Stipulation of Dismissal was filed with the District Court stipulating that the action be dismissed with prejudice.

(3) Inventories

    A summary of inventories is as follows:

                                               June 30, 2001             December 31, 2000
                                                (unaudited)
                                        ------------------------     ------------------------
                 Raw materials                       $15,391,352                  $10,501,576
                 Work-in-process                         992,867                      769,031
                 Finished goods                          825,320                    1,037,259
                                        ------------------------     ------------------------
                                                     $17,209,539                   12,307,866
                                        ========================     ========================

(4) Debt

    On March 7, 2001, the Company increased its available revolving line of credit with a financial institution from $3 million to $6 million. The facility bears interest at the financial institution's National Commercial Rate minus 0.25% (8.25% as of March 7, 2001). Security for the facility is accounts receivable. The Company is required to maintain a minimum working capital ratio, a minimum level of tangible net worth and a minimum total debt to net worth ratio. There were no borrowings against this facility at June 30, 2001.

(5) Subsequent Event

    On July 31, 2001, the Company entered into an agreement to acquire Aplicaciones Tecnicas de la Energia, S.A., commonly known as Atersa, a privately held company based in Valencia, Spain. As part of the transaction, the Company will also acquire Atersa's 50% equity stake in AstraSolar, a Spanish solar cell manufacturing joint venture between the Company and Atersa. Atersa is a leading manufacturer of solar electric power modules and balance-of-system components, as well as a provider of system design and integration services. Atersa also designs and builds a full range of module manufacturing equipment.

    Under the terms of the agreement, the Company will acquire Atersa and Atersa's 50% stake in AstraSolar for 4,000 million pesetas (approximately $21.1 million) in a stock and cash transaction. Atersa shareholders will receive approximately 58% of the total consideration in cash and approximately 42% in AstroPower, Inc. shares. Closing of the transaction will take place following authorization by the Spanish Competition Law authorities.


(6) New Accounting Pronouncements

    In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement
    142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

    The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature.

    Management is in the process of evaluating the impact of SFAS No. 141 and SFAS No 142 on the Company's financial statements.

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

We currently generate product revenues from the sale of solar cells, modules, panels and pre-packaged systems. While the predominant source of our product revenues to date has been recycled wafer products, we are continuing a significant expansion of our Silicon-Film manufacturing capacity. We recognize product sales revenue upon shipment. Product sales represented 95.2% and 95.1% of total revenues for the three months and six months ended June 30, 2001, respectively. Solar cell prices and manufacturing costs vary depending upon supply and demand in the market for solar cells and modules, order size, yields, the costs of raw materials, particularly reclaimed silicon wafers recycled from the semiconductor industry, and other factors.

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

For the three months and six months ended June 30, 2001, 75.9% and 75.7%, respectively, of our product revenues were generated by sales to customers located outside of the United States. We believe that international sales will continue to account for a significant portion of our product sales for the foreseeable future. Current sales are denominated in U.S. dollars and foreign exchange rate fluctuations have not had an impact on our results of operations.

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

Results of Operations

Three Months Ended June 30, 2001 and 2000

Revenues - Our total revenues were $16.1 million for the three months ended June 30, 2001, an increase of $4.2 million or 34.9% from 2000. Product sales were $15.3 million for the three months ended June 30, 2001, an increase of $4.3 million or 38.6% from 2000. Our increase in product sales was due to ongoing strong demand for our products and expansion of manufacturing capacity. Contract revenues were $771,000 for the three months ended June 30, 2001, a decrease of $102,000 or 11.7% from 2000.

Gross profit - Our gross profit was $4.9 million for the three months ended June 30, 2001, a increase of $1.3 million or 36.4% from 2000. Product gross profit for the three months ended June 30, 2001 was $4.7 million, an increase of $1.3 million or 40.0% from 2000. Our product gross margin was 30.6% for the three months ended June 30, 2001. In the similar 2000 period, the product gross margin was 30.3%. In the second quarter of 2000 we accelerated the pace of our capacity expansion, the costs of which depressed product gross margins through the balance of 2000. Our gross profit on research contracts for the three months ended June 30, 2001 was $207,000, a decrease of $34,000 or 14.1% from the 2000 period.

Product development costs - Our product development costs for the three months ended June 30, 2001 were $1.2 million, up $476,000 or 66.1% from 2000, as a result of increased levels of development efforts related to new products.

General and administrative expenses - Our general and administrative expenses for the three months ended June 30, 2001 were $1.2 million, an increase of $200,000 or 19.8% from the similar 2000 period. The increase is primarily a result of higher levels of salaries, professional fees and insurance expenses.

Selling expenses - Our selling expenses for the three months ended June 30, 2001 were $1.0 million, an increase of $216,000 or 26.5% from 2000. The increase is due to higher salary costs as a result of additions to the sales and marketing staff, and higher travel expenditures.

Litigation settlement related legal fees - Our professional fees related to our overhead dispute for the three months ended June 30, 2001 were $9,000, a decrease of $20,000 from 2000, as a result of lower activity due to reaching an agreement to settle our litigation with the U.S. government in April 2001.

Interest income - Our interest income for the three months ended June 30, 2001 was $948,000, as compared with $334,000 in the 2000 period. The increase in interest income is attributable to higher average balances as a result of our March 2001 public offering which raised net proceeds of $62.1 million.

Income taxes - The income tax expense for the three months ended June 30, 2001 was $709,000, as compared with income tax expense of $319,000 in 2000, representing an effective rate of 30.0%. Our effective tax rate is lower than the statutory rates, principally as a result of research and experimentation tax credits and the benefit of a Foreign Sales Corporation.

Results of Operations

Six Months Ended June 30, 2001 and 2000

Revenues - Our total revenues were $30.4 million for the six months ended June 30, 2001, an increase of $8.1 million or 36.1% from 2000. Product sales were $28.9 million for the six months ended June 30, 2001, an increase of $8.2 million or 39.4% from 2000. Our increase in product sales was due to ongoing strong demand for our products and expansion of manufacturing capacity. Contract revenues were $1.5 million for the six months ended June 30, 2001, a decrease of $110,000 or 6.8% from 2000.

Gross profit - Our gross profit was $9.2 million for the six months ended June 30, 2001, a increase of $2.4 million or 34.2% from 2000. Product gross profit for 2001 was $8.8 million, an increase of $2.4 million or 37.4% from 2000. Our product gross margin was 30.5% for the six months ended June 30, 2001. In the similar 2000 period, the product gross margin was 31.0%. In the second quarter of 2000 we accelerated the pace of our capacity expansion, the costs of which depressed product gross margins through the balance of 2000 and 2001. Our gross profit on research contracts for the six months ended June 30, 2001 was $408,000, a decrease of $52,000 or 11.3% from the 2000 period.

Product development costs - Our product development costs for the six months ended June 30, 2001 were $2.3 million, up $1.0 million or 72.8% from 2000, as a result of increased levels of development efforts related to new products.

General and administrative expenses - Our general and administrative expenses for the six months ended June 30, 2001 were $2.4 million, an increase of $517,000 or 27.9% from the similar 2000 period. The increase is primarily a result of higher levels of salaries, professional fees and insurance expenses.

Selling expenses - Our selling expenses for the six months ended June 30, 2001 were $1.9 million, an increase of $519,000 or 38.4% from 2000. The increase is due to higher salary costs as a result of additions to the sales and marketing staff, and higher travel expenditures.

Litigation settlement and related legal fees - Our costs related to our overhead dispute for the six months ended June 30, 2001 were $3.8 million, an increase from $43,000 in 2000. This increase is due to the $3.5 million settlement with the U.S. government as well as the high level of activity, and related professional fees during the first quarter of 2001 in connection with this settlement.

Interest income - Our interest income for the six months ended June 30, 2001 was $1.4 million, as compared with $675,000 in the 2000 period. The increase in interest income is attributable to higher average balances as a result of our March 2001 public offering which raised net proceeds of $62.1 million.

Income taxes - The income tax expense for the six months ended June 30, 2001 was $59,000, as compared with income tax expense of $796,000 in 2000, representing an effective rate of 30.0%. The decrease in income tax expense is primarily the result of the tax benefit related to the $3.5 million settlement with the U.S. government. Our effective tax rate is lower than the statutory rates, principally as a result of research and experimentation tax credits and the benefit of a Foreign Sales Corporation.

Net Income - Our net income for the six months ended June 30, 2001 was $137,000 as compared with net income of $2.1 million for the similar prior year period. The decrease in net income is primarily the result of a non-recurring pre-tax charge of $3.5 million related to our litigation settlement with the U.S. government.

Liquidity and Capital Resources

At June 30, 2001, we had cash of $82.5 million, as compared with $24.5 million at December 31, 2000. The increase in the cash balance primarily occurred during the 2001 first quarter due to our public offering of 2,200,000 shares of Common Stock in March 2001 which raised net proceeds of $62.1 million.

Our sources of liquidity as of June 30, 2001 consist principally of cash of $82.5 million and an available bank credit line of $6 million. Any borrowings under our bank facility will be secured by accounts receivable. There were no borrowings outstanding under the bank credit line as of June 30, 2001.

On July 31, 2001, we entered into an agreement to acquire Aplicaciones
Tecnicas de la Energia, S.A., commonly known as Atersa, a privately held company based in Valencia, Spain. As part of the transaction, we will also acquire Atersa's 50% equity stake in AstraSolar, a Spanish solar cell manufacturing joint venture betweeen us and Atersa. Atersa is a leading manufacturer of solar electric power modules and balance-of-system components, as well as a provider of system design and integration services. Atersa also designs and builds a full range of module manufacturing equipment.

Under the terms of the agreement, we will acquire Atersa and Atersa's 50% stake in AstraSolar for 4,000 million pesetas (approximately $21.1 million) in a stock and cash transaction. Atersa shareholders will receive approximately 58% of the total consideration in cash and approximately 42% in AstroPower shares. Closing of the transaction will take place following authorization by the Spanish competition law authorities.

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

                                AstroPower, Inc.
               FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2001

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        In April 2001, we reached an agreement in principle with the U.S. Department of Justice to settle a civil action against us filed in October 2000, in the U.S. District Court for the District of Delaware seeking to recover damages and penalties with respect to the submission of invoices and Incurred Cost Submissions in connection with contracts with the U.S. Department of Defense and U.S. Department of Energy. A Release and Settlement Agreement dated June 29, 2001 was executed and the previously agreed to settlement payment of $3.5 million was made on July 9, 2001. On July 13, 2001, a Joint Stipulation of Dismissal was filed with the District Court stipulating that the action be dismissed with prejudice.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's Annual Meeting of Shareholders was held on May 10, 2001 for the purpose of the following:

        1. To elect three directors to serve until the 2004 Annual Meeting of Shareholders.

        2. To amend our 1999 Stock Option Plan so as to increase the number of shares available under the Plan.

        3. To amend our 1998 Directors Plan so as to increase the number of shares available under the Plan.

        4. To ratify the appointment of KPMG LLP as our independent accountants for the fiscal year 2001.

       Shareholders votes on these proposals follow:

Election of Directors:

             Name            For         Against      Broker Non-Votes
             ----            ---         -------      ----------------

Dr. Allen M. Barnett       8,219,511     363,733           --
Gilbert H. Steinberg       8,429,484     153,760           --
Dr. Jeffrey W. Edington    8,429,384     153,860           --

                                             For        Against      Abstain         Broker Non-Votes
                                             ---        -------      -------         ----------------
Proposal to amend 1999 Stock Option
Plan                                       7,753,741     683,816     146,307              --

Proposal to amend 1998 Director Plan       7,724,475     684,889     174,500              --

Proposal to ratify appointment of
 independent accountants                   8,541,993      33,882       7,990              --


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                AstroPower, Inc.


Date: August 13, 2001          By: /s/   Allen M. Barnett
                                  ---------------------------------------
                                         Allen M. Barnett
                              President and Chief Executive Officer



Date: August 13, 2001          By: /s/   Thomas J. Stiner
                                  ---------------------------------------
                                         Thomas J. Stiner
                        Senior Vice President and Chief Financial Officer
                                   (Principal Financial Officer)