Form 10-Q
period 2001-09-30
ASTROPOWER INC
filed 2001-11-14
CIK 885672

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

(Mark one)


         X        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
       -----      SECURITIES EXCHANGE ACT OF 1934


                 for the three months ended September 30, 2001

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


                                YES  X  NO _____
                                    ---
    (Registrant became subject to filing requirements on February 12, 1998)

The number of shares outstanding of the Registrant's common stock, $0.01 par value, as of November 12, 2001, was 14,369,929.

                               AstroPower, Inc.

            FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

                               TABLE OF CONTENTS

                                                                                                                        Page No.
                                                                                                                        --------
                                         PART I: FINANCIAL INFORMATION
                                         -----------------------------

ITEM 1.        FINANCIAL STATEMENTS

               .       Consolidated Balance Sheets -
                       September 30, 2001 (unaudited) and December 31, 2000.......................................       1 - 2

               .       Consolidated Statements of Income and Comprehensive Income (unaudited) -Three
                       months and nine months ended September 30, 2001 and 2000...................................       3 - 4

               .       Consolidated Statements of Cash Flows (unaudited) -
                       Nine months ended September 30, 2001 and 2000..............................................           5

               .       Notes to Consolidated Financial Statements (unaudited).....................................       6 - 7

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS................................................................      8 - 11

ITEM 3.        QUALITATIVE AND QUANTITATIVE DISCLOSURES
               ABOUT MARKET RISK..................................................................................          11

                                         PART II: OTHER INFORMATION
                                         --------------------------

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K....................................................................         12

               SIGNATURES..........................................................................................         13

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

                               ASTROPOWER, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                    September 30        December 31
                                       ASSETS                                           2001               2000
      -------------------------------------------------------------------------    --------------     --------------
                                                                                    (unaudited)
      CURRENT ASSETS:
      Cash and cash equivalents................................................    $   60,488,324         24,538,022
      Accounts receivable:
           Trade, net..........................................................        19,437,248         15,753,018
           Other...............................................................         1,582,749            127,348
      Inventories..............................................................        24,946,274         12,307,866
      Prepaid assets...........................................................         1,930,395            558,143
      Deferred tax asset.......................................................         7,801,849          6,351,355
                                                                                   --------------     --------------
                                                                                      116,186,839         59,635,752

      INVESTMENT IN JOINT VENTURES.............................................           477,598            718,224
      OTHER INVESTMENTS........................................................         2,075,163                  -
      GOODWILL AND OTHER INTANGIBLES ..........................................        16,866,502                  -

      PROPERTY AND EQUIPMENT...................................................        37,711,337         23,613,649
           Less accumulated depreciation and amortization......................        (7,487,651)        (5,996,002)
                                                                                   --------------     --------------
                                                                                       30,223,686         17,617,647
                                                                                   --------------     --------------
                Total assets...................................................    $  165,829,788         77,971,623
                                                                                   ==============     ==============

          See accompanying notes to consolidated financial statements

                               ASTROPOWER, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                     September 30        December 31
                                                                                         2001               2000
                                                                                    ---------------     -------------
                                                                                      (unaudited)
                       LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------------------------------------

        CURRENT LIABILITIES:
        Accounts payable..................................................          $     9,570,911         6,210,020
        Accrued payroll and payroll taxes.................................                1,094,893         1,001,405
        Accrued expenses..................................................                1,860,372           316,917
        Short term borrowings.............................................                4,119,325                 -
                                                                                    ---------------     -------------
                  Total current liabilities...............................               16,645,501         7,528,342

        OTHER LIABILITIES:
        Deferred tax liability............................................                2,158,169         2,158,169
        Long term borrowings..............................................                1,915,249                 -
        Other.............................................................                  984,820           175,000
                                                                                    ---------------     -------------
                  Total liabilities.......................................               21,703,739         9,861,511
                                                                                    ---------------     -------------

        COMMITMENTS AND CONTINGENCIES
        STOCKHOLDERS' EQUITY:
        Common stock......................................................                  143,293           117,390
        Additional paid-in capital........................................              138,881,419        64,848,641
        Unearned compensation.............................................                        -           (49,668)
        Retained earnings.................................................                4,827,500         3,193,749
        Cumulative translation adjustment.................................                  273,837                 -
                                                                                    ---------------     -------------
                  Total stockholders' equity..............................              144,126,049        68,110,112
                                                                                    ---------------     -------------
                         Total liabilities and stockholders' equity.......          $   165,829,788        77,971,623
                                                                                    ================    =============

          See accompanying notes to consolidated financial statements

                               ASTROPOWER, INC.

          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                                                   Three Months Ended September 30
                                                                                -------------------------------------
                                                                                              (unaudited)
                                                                                     2001                 2000
                                                                                ---------------      ----------------
        REVENUES:
              Product sales................................................     $    17,823,241            12,554,703
              Research contracts...........................................             587,922               848,400
                                                                                ---------------      ----------------
                        Total revenues.....................................          18,411,163            13,403,103
        COST OF REVENUES:
              Product sales................................................          12,788,923             8,770,817
              Research contracts...........................................             403,149               636,685
                                                                                ---------------      ----------------
                        Total cost of revenues.............................          13,192,072             9,407,502
                                                                                ---------------      ----------------
                        Gross profit.......................................           5,219,091             3,995,601
        OPERATING EXPENSES:
              Product development expenses.................................           1,408,658               920,333
              General and administrative expenses..........................           1,222,992             1,287,111
              Selling expenses.............................................           1,296,669             1,090,479
              Litigation settlement related legal fees.....................              24,954               283,622
                                                                                ---------------      ----------------
                        Income from operations.............................           1,265,818               414,056
        OTHER INCOME (EXPENSE):
              Interest expense.............................................             (17,986)                 (310)
              Equity in income (loss) of joint ventures....................             (26,884)               10,211
              Interest income..............................................             852,532               384,245
                                                                                ---------------      ----------------
                        Total other income.................................             807,662               373,724
                                                                                ---------------      ----------------
        INCOME BEFORE INCOME TAXES.........................................           2,073,480               787,780
        INCOME TAXES.......................................................             576,375               157,983
                                                                                ---------------      ----------------
        NET INCOME.........................................................     $     1,497,105               629,797
                                                                                ===============      ================
        OTHER COMPREHENSIVE INCOME, net of tax:
              Cumulative translation adjustment............................             197,162                   --
                                                                                ---------------      ----------------
        COMPREHENSIVE INCOME...............................................     $     1,694,267               629,797
                                                                                ===============      ================

        NET INCOME DATA:
              Net income per share - basic.................................     $          0.11                  0.05
                                                                                ===============      ================
              Net income per share - diluted...............................     $          0.10                  0.05
                                                                                ===============      ================
              Weighted average shares outstanding - basic..................          14,165,031            11,570,946
                                                                                ===============      ================
              Weighted average shares outstanding - diluted................          15,567,801            13,043,871
                                                                                ===============      ================

          See accompanying notes to consolidated financial statements

                               ASTROPOWER, INC.

          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                                  Nine Months Ended September 30
                                                                              --------------------------------------
                                                                                           (unaudited)

                                                                                    2001                  2000
                                                                              ----------------     -----------------
       REVENUES:
             Product sales............................................        $     46,699,162            33,263,756
             Research contracts.......................................               2,083,242             2,453,418
                                                                              ----------------     -----------------
                       Total revenues.................................              48,782,404            35,717,174
       COST OF REVENUES:
             Product sales............................................              32,846,513            23,054,263
             Research contracts.......................................               1,490,444             1,789,916
                                                                              ----------------     -----------------
                       Total cost of revenues.........................              34,336,957            24,844,179
                                                                              ----------------     -----------------
                       Gross profit...................................              14,445,447            10,872,995
       OPERATING EXPENSES:
             Product development expenses.............................               3,729,878             2,263,505
             General and administrative expenses......................               3,593,457             3,140,863
             Selling expenses.........................................               3,169,655             2,444,038
             Litigation settlement and related legal fees.............               3,807,900               326,188
                                                                              ----------------     -----------------
                       Income from operations.........................                 144,557             2,698,401
       OTHER INCOME (EXPENSE):
             Interest expense.........................................                 (26,653)              (13,967)
             Equity in loss of joint ventures.........................                 (70,594)             (100,459)
             Interest income..........................................               2,221,387             1,069,319
                                                                              ----------------     -----------------
                       Total other income.............................               2,124,140               954,893
                                                                              ----------------     -----------------
       INCOME BEFORE INCOME TAXES.....................................               2,268,697             3,653,294
       INCOME TAXES...................................................                 634,946               954,123
                                                                              ----------------     -----------------
       NET INCOME.....................................................        $      1,633,751             2,699,171
                                                                              ================     =================
       OTHER COMPREHENSIVE INCOME, net of tax:
             Cumulative translation adjustment........................                 197,162                    --
                                                                              ----------------     -----------------
       COMPREHENSIVE INCOME...........................................        $      1,830,913             2,699,171
                                                                              ================     =================

       NET INCOME DATA:
             Net income per share - basic.............................        $           0.12                  0.24
                                                                              ================     =================
             Net income per share - diluted...........................        $           0.11                  0.21
                                                                              =================    =================
             Weighted average shares outstanding - basic..............              13,458,913            11,443,598
                                                                              =================    =================
             Weighted average shares outstanding - diluted............              14,890,533            12,870,475
                                                                              =================    =================

          See accompanying notes to consolidated financial statements

                               ASTROPOWER, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Nine Months Ended September 30
                                                                                      -------------------------------------
                                                                                                   (unaudited)

                                                                                            2001                 2000
                                                                                      ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income..................................................................    $      1,633,751            2,699,171
      Adjustments to reconcile net income to net cash (used in) / provided by operating activities:
           Deferred income taxes..................................................             634,945              475,517
           Depreciation and amortization..........................................           1,378,496              970,906
           Amortization of unearned compensation..................................              49,668               73,519
           Equity in loss of joint ventures.......................................              70,594               88,096
           Changes in working capital items:
                Accounts receivable...............................................             550,488            2,042,703
                Inventories.......................................................          (7,137,321)          (3,686,710)
                Prepaid assets....................................................          (1,346,884)              21,968
                Accounts payable and accrued expenses.............................          (1,284,923)           1,433,290
                Accrued payroll and payroll taxes.................................              93,488             (350,886)
                Other.............................................................              20,112               14,536
                                                                                      ----------------     ----------------
      Net cash (used in) provided by operating activities........................          (5,337,586)           3,784,110
                                                                                      ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition, net of cash acquired...........................................         (13,922,768)                   -
      Capital expenditures........................................................          (7,879,220)          (5,485,561)
      Investments in joint venture................................................                   -             (247,552)
      Other investments...........................................................          (2,011,750)                   -
                                                                                      ----------------     ----------------
      Net cash used in investing activities.......................................         (23,813,738)          (5,733,113)
                                                                                      ----------------     ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from borrowings....................................................             923,464                    -
      Proceeds from exercise of common stock options..............................           2,042,281            2,791,163
      Net proceeds from common stock offering.....................................          62,121,245                    -
                                                                                      ----------------     ----------------
      Net cash provided by financing activities...................................          65,086,990            2,791,163
                                                                                      ----------------     ----------------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH..........................................              14,636                    -
NET INCREASE IN CASH AND CASH EQUIVALENTS.........................................          35,950,302              840,160
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..................................          24,538,022           25,338,239
                                                                                      ----------------     ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........................................    $     60,488,324           26,178,399
                                                                                      ================     ================

          See accompanying notes to consolidated financial statements

                               AstroPower, Inc.

                  Notes to Consolidated Financial Statements
                              September 30, 2001
                                  (unaudited)
(1)  General

     The accompanying consolidated financial statements for the three month and nine month periods ended September 30, 2001 and 2000 have been prepared by AstroPower, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the consolidated financial position and operating results of the Company as of and for the respective periods. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report Form 10-K for the year ended December 31, 2000. The consolidated results of operations for interim periods may not be indicative of the results that may be expected for the entire year.

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

(3)  Inventories

     A summary of inventories is as follows:

                               September 30, 2001   December 31, 2000
                                  (unaudited)
                               ------------------   -----------------
          Raw materials        $       19,475,050          10,501,576
          Work-in-process               1,150,446             769,031
          Finished goods                4,320,778           1,037,259
                               ------------------    ----------------
                               $       24,946,274          12,307,866
                               ==================    ================

(4)  Debt

     On March 7, 2001, the Company increased its available revolving line of credit with a financial institution from $3 million to $6 million. The facility bears interest at the financial institution's National Commercial Rate minus 0.25% (6.00% as of September 30, 2001). Security for the facility is accounts receivable. The Company is required to maintain a minimum working capital ratio, a minimum level of tangible net worth and a minimum total debt to net worth ratio. There were no borrowings against this facility at September 30, 2001.

     Also, with the acquisition of Atersa (note 5), the Company acquired additional loans and lines of credit. The maximum availability under the lines of credit amount to 1,303,000,000 Spanish pesetas.

(5)  Acquisition

     On September 11, 2001, the Company acquired all the outstanding stock of Aplicaciones Tecnicas de la Energia, S.A., commonly known as Atersa, a privately held company based in Valencia, Spain for $22.2 million. As part of the transaction, the Company also acquired Atersa's 50% equity stake in AstraSolar, a Spanish solar cell manufacturing joint venture between the Company and Atersa. Atersa is a leading manufacturer of solar electric power modules and balance-of-system components, as well as a provider of system design and integration services. Atersa also designs and builds a full range of module manufacturing equipment. The acquisition of Atersa is expected to provide further geographical reach to the Company. Results of operations related to the acquisition are included in the consolidated financial statements for the period September 11, 2001 through September 30, 2001.

     Under the terms of the agreement, the Company acquired Atersa and Atersa's 50% stake in AstraSolar for $22.2 million in a stock and cash transaction. Atersa shareholders directly received approximately $12.8 million of the total consideration in cash. $1.5 million of direct acquisition costs were incurred by the Company. Also, certain shareholders received in aggregate, 183,984 restricted shares of the Company's common stock (valued at $7.9 million). The value of the common stock was determined based on the average market price of the Company's stock over the five-day period before and after the terms of the acquisition were agreed to and announced. Based on the preliminary allocation of the purchase price, the Company has estimated goodwill to be $16,808,145.

     Proforma information that discloses the results of operations as though the business combination had been completed as of the beginning of the periods below follows:

                        Three months    Nine months     Three months    Nine months
                       ended 9/30/01    ended 9/30/01   ended 9/30/00   ended 9/30/00
                       -------------   --------------   -------------   --------------
          Revenue       $ 21,341,754     53,810,488      15,259,417       42,233,795
          Income from
            operations     1,104,936      1,496,201         576,494        4,703,462
          Net income       1,312,622      2,333,137         649,269        3,754,901
          EPS:
            - Basic     $       0.09           0.17            0.06             0.32
            - Diluted   $       0.08           0.16            0.05             0.29


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

     The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Except that, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001, but prior to the full adoption of Statement 142, will not be amortized, and will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature.

     In August 2001, the FASB issued statement No. 143, Accounting for Asset Retirement Obligations. Statement No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement No. 143 requires recognition of a liability at fair value and an increase to the carrying value of the related asset for any retirement obligation. This amount would then be amortized over the life of the asset. The liability would be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows. This statement is effective January 1, 2003. Management does not expect adoption of this statement to have a material impact on our financial condition or results of operations.


     In October 2001, the FASB issued statement No. 144, Accounting for the Impairement or Disposal of Long-Lived Assets. Statement No. 144 incorporated the disposal of a business segment into the framework of Statement No. 121, Accounting for the Impairement of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The statement also excludes goodwill that was included in statement No. 121 scope and provided refinement to cash flow estimations for defining any applicable impairement. This statement is effective January 1, 2002. Management does not expect adoption of this statement to have a material impact on our financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We develop, manufacture, market and sell a range of solar electric power generation products, including solar cells, modules, panels and our SunChoice pre-packaged systems for the global marketplace. Through our Spanish subsidiary, Atersa, acquired on September 11, 2001, we provide solar electric power modules, balance-of-system components and provide system design and integration services. Atersa also designs and builds a full range of module manufacturing equipment. Solar cells are the core component inside every solar electric power system. Our products provide an environmentally friendly, reliable energy solution at the point of use and are sold for both off-grid and on-grid applications. In off-grid applications, our products provide the primary source of electric power for rural homes and villages and supply power for equipment in the telecommunications and transportation industries. In on-grid applications, our products provide a renewable source of alternative or supplemental electric power and provide reliable back-up power in the event of a utility outage. In addition to our solar power generation product offerings, we sell wholesale solar electric power under long-term purchase agreements through a joint venture with GPU International, Inc.

We currently generate product revenues from the sale of solar cells, modules, panels and pre-packaged systems. While the predominant source of our product revenues to date has been recycled wafer products, we are continuing a significant expansion of our Silicon-Film manufacturing capacity. We recognize product sales revenue upon shipment. Product sales represented 96.8% and 95.7% of total revenues for the three months and nine months ended September 30, 2001, respectively. Solar cell prices and manufacturing costs vary depending upon supply and demand in the market for solar cells and modules, order size, yields, the costs of raw materials, particularly reclaimed silicon wafers recycled from the semiconductor industry, and other factors.

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

For the three months and nine months ended September 30, 2001, 70% and 73%, respectively, of our product revenues were generated by sales to customers located outside of the United States. We believe that international sales will continue to account for a significant portion of our product sales for the foreseeable future. Current sales have been primarily denominated in U.S. dollars and foreign exchange rate fluctuations have not had an impact on our results of operations. With the acquisition of Atersa, Atersa sales are denominated in Spanish pesetas.

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

Our revenue growth is currently constrained by our manufacturing capacity and as a result, we have been undertaking a significant expansion of our manufacturing capacity. At the end of 2000, our manufacturing equipment capacity was 35 megawatts, and we expect to end 2001 at 65 megawatts. Up to 18 months are required in order to achieve a production rate equivalent to the equipment capacity.

Results of Operations


Comparison of the Three Months Ended September 30, 2001 and 2000

Revenues - Our total revenues were $18.4 million for the three months ended September 30, 2001, an increase of $5.0 million or 37.4% from 2000. Product sales were $17.8 million for the three months ended September 30, 2001, an increase of $5.3 million or 42.0% from 2000. Our increase in product sales was due to higher production volumes, resulting from both manufacturing capacity expansion and improvements in manufacturing productivity, as well as continued strong demand for our products. Also, Atersa contributed $2.6 million to consolidated revenues from the date of acquisition through September 30, 2001. Research contract revenues were $588,000 for the three months ended September 30, 2001, a decrease of $260,000 or 30.7% from 2000. We have recently exceeded the government's definition of a small business, which now excludes us from Small Business Innovation Research (SBIR) contracts.

Gross profit - Our gross profit was $5.2 million for the three months ended September 30, 2001, an increase of $1.2 million or 30.6% from 2000. Product gross profit for 2001 was $5.0 million, an increase of $1.3 million or 33.0% from 2000. Our product gross margin was 28.2% for the three months ended September 30, 2001. In the similar 2000 period, the product gross margin was 30.1%. The decrease in product gross margins was due to purchase accounting effects related to the acquisition of Atersa, and the related write-up of inventories to fair value. Our gross profit on research contracts for the three months ended September 30, 2001 was $185,000, a decrease of $27,000 or 12.7% from the 2000 period primarily due to the decrease in research contract revenues.

Product development costs - Our product development costs for the three months ended September 30, 2001 were $1.4 million, up $488,000 or 53.1% from 2000. The increase is due to a higher level of development activity for our Silicon-Film products and other products.

General and administrative expenses - Our general and administrative expenses for the three months ended September 30, 2001 were $1.2 million, a decrease of $64,000 or 5.0% from the similar 2000 period.

Selling expenses - Our selling expenses for the three months ended September 30, 2001 were $1.3 million, an increase of $206,000 or 18.9% from 2000. The increase is principally due to costs associated with the Home Depot program, additional staff and travel.

Professional fees related to overhead dispute - Our professional fees related to our overhead dispute for the three months ended September 30, 2001 were $25,000, a decrease of $259,000 from the similar 2000 period.

Interest income - Our interest income for the three months ended September 30, 2001 was $853,000, as compared with $384,000 in the 2000 period. The increase was due to increased cash balances due to our March 2001 follow-on offering.

Income taxes - Income taxes for the three months ended September 30, 2001 were $576,000, as compared with $158,000 in 2000. The effective tax rate for the 2001 period was 27.8%, as compared to 20% in the comparable 2000 period. Our effective tax rate is lower than the statutory rates principally as a result of research and experimentation tax credits and the benefit of a Foreign Sales Corporation.

Results of Operations


Comparison of the Nine Months Ended September 30, 2001 and 2000

Revenues - Our total revenues were $48.8 million for the nine months ended September 30, 2001, an increase of $13.1 million or 36.6% from 2000. Product sales were $46.7 million for the nine months ended September 30, 2001, an increase of $13.4 million or 40.4% from 2000. Our increase in product sales was due to higher production volumes, resulting from both manufacturing capacity expansion and improvements in manufacturing productivity, as well as continued strong demand for our products. Also, Atersa contributed $2.6 million to consolidated revenues from the date of acquisition through September 30, 2001. Research contract revenues were $2.1 million for the nine months ended September 30, 2001, a decrease of $370,000 or 15.1% from 2000. We have recently exceed the government's definition of a small business, which now excludes us from SBIR contracts.

Gross profit - Our gross profit was $14.4 million for the nine months ended September 30, 2001, an increase of $3.6 million or 32.9% from 2000. Product gross profit for 2001 was $13.9 million, an increase of $3.6 million or 35.7% from 2000. Our product gross margin was 29.7% for the nine months ended September 30, 2001. In the similar 2000 period, the product gross margin was 30.7%. The decrease in product gross margins was due to purchase accounting effects related to the acquisition of Atersa, and the related write-up of inventories to fair value. Our gross profit on research contracts for the nine months ended September 30, 2001 was $593,000, a decrease of $71,000 or 10.7% from the 2000 period primarily due to the decrease in research contract receiver.

Product development costs - Our product development costs for the nine months ended September 30, 2001 were $3.7 million, an increase of $1.5 million or 64.8% from 2000. The increase is due to a higher level of development activity for our Silicon-Film products and our other products.

General and administrative expenses - Our general and administrative expenses for the nine months ended September 30, 2001 were $3.6 million, an increase of $453,000 or 14.4% from the similar 2000 period. The increase is primarily due to higher levels of salaries as a result of additional positions to support our growth, professional fees and insurance expenses.

Selling expenses - Our selling expenses for the nine months ended September 30, 2001 were $3.2 million, an increase of $726,000 million or 29.7% from 2000. The increase is due to higher salary costs and relocation costs as a result of additions to the sales and marketing staff, increased advertising expenditures, higher travel costs, and costs associated with the Home Depot program.

Professional fees related to overhead dispute - Our professional fees related to our overhead dispute for the nine months ended September 30, 2001 were $308,000, a decrease of $18,000 from the similar 2000 period. In addition, a non-recurring pre-tax charge of $3.5 million related to our litigation settlement with the U.S. government was recorded during the first quarter of 2001.

Interest income - Our interest income for the nine months ended September 30, 2001 was $2.2 million, as compared with $1.1 in the 2000 period. The increase was due to increased cash balances due to our March 2001 follow-on offering.

Income taxes - Income taxes for the nine months ended September 30, 2001 were $635,000, as compared with $954,000 in 2000. The effective tax rate for the 2001 period was 28.0% as compared with 26.1% in the 2000 period. Our effective tax rate is lower than the statutory rates principally as a result of research and experimentation tax credits and the benefit of a Foreign Sales Corporation.

Net income - Our net income for the nine months ended September 30, 2001 was $1.6 million as compared with net income of $2.7 million for the similar prior year period. The decrease in net income is primarily the result of a non-recurring pre-tax charge of $3.5 million related to our litigation settlement with the U.S. government.

Liquidity and Capital Resources

At September 30, 2001, we had cash of $60.5 million, as compared with $24.5 million at December 31, 2000. The increase in the cash balance primarily occurred during the 2001 first quarter due to our public offering of 2,200,000 shares of Common Stock in March 2001 which raised net proceeds of $62.1 million, offset by cash used for the acquisition of Atersa, capital expenditures, and operating activities.

Our sources of liquidity as of September 30, 2001 consist principally of cash of $60.5 million and an available bank credit line of $6 million. Any borrowings under our bank facility will be secured by accounts receivable. There were no borrowings outstanding under the bank credit line as of September 30, 2001.

On September 11, 2001, the Company acquired all of the outstanding stock of Aplicaciones Tecnicas de la Energia, S.A., commonly known as Atersa, a privately held company based in Valencia, Spain for $22.2 million. As part of the transaction, the Company also acquired Atersa's 50% equity stake in AstraSolar, a Spanish solar cell manufacturing joint venture between the Company and Atersa. Atersa is a leading manufacturer of solar electric power modules and balance-of-system components, as well as a provider of system design and integration services. Atersa also designs and builds a full range of module manufacturing equipment.

Under the terms of the agreement, the Company acquired Atersa and Atersa's 50% stake in AstraSolar for $22.2 million in a stock and cash transaction. Atersa shareholders directly received approximately $12.8 million of the total consideration in cash. $1.5 million of direct acquisition costs were incurred by the Company. Also, certain shareholders received in aggregate, 183,984 restricted shares of the Company's common stock.

We expect that our available cash balance, together with projected cash generated from operations and the available bank credit lines, will be sufficient to fund our activities for at least the next 24 months.


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

                               AstroPower, Inc.

            FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

                          PART II: OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          EXHIBITS              -       None

          REPORTS ON FORM 8-K

          The following reports on form 8-K were filed during the quarter ended September 30, 2001:

          Form 8-K dated August 1, 2001 with respect to the announcement of a signed agreement to acquire Aplicaciones Tecnicas de la Energia, S.A. (a/k/a Atersa).

          Form 8-K dated September 25, 2001 with respect to the closing of the Atersa acquisition which occurred on September 11, 2001.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                AstroPower, Inc.

Date:  November 14, 2001        By: /s/          Allen M. Barnett
                                -----------------------------------------------

                                                 Allen M. Barnett
                                     President and Chief Executive Officer

Date:  November 14, 2001        By: /s/          Thomas J. Stiner
                                -----------------------------------------------
                                                 Thomas J. Stiner
                                             Senior Vice President and
                                              Chief Financial Officer
                                           (Principal Financial Officer)