Form 10-K
period 2001-12-31
ASTROPOWER INC
filed 2002-03-29
CIK 885672

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934
[Fee Required]
For the fiscal year ended December 31, 2001.
                          -----------------

or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
[No Fee Required]
For the transition period from _______________ to ________________


                     Commission file Number      000-23657
                     -------------------------------------

                                AstroPower, Inc.
                                ----------------
            (Exact name of registrant as specified in its charter)

               Delaware                                    51-0315869
 -------------------------------------              ----------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

               300 Executive Drive                         19702-3316
 ---------------------------------------------      ----------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of March 21, 2002, 14,446,719 shares of $0.01 par value common stock were outstanding. The aggregate market value of shares held by non-affiliates as of March 21, 2002 was $533,035,955 based on the closing price of the Common Stock on that date.

                                     PART I

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains and incorporates by reference forward-looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements involve risks, uncertainties and assumptions as described from time to time in registration statements, annual reports, and other periodic reports and filings of the Company filed with the Securities and Exchange Commission. All statements, including "Management Discussion and Analysis of Financial Condition and Results of operations", other than statements of historical facts, which address the Company's expectations of sources of capital or which express the Company's expectation for the future with respect to financial performance or operating strategies, can be identified as forward looking statements. As a result, there can be no assurance that the Company's future results will not be materially different from those described herein as "believed", "anticipated", "estimated" or "expected", which reflect the current views of the Company with respect to future events. We caution readers that these forward - looking statements speak only as of the date hereof. Except as required by law, the Company hereby expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which such statement is based.

BUSINESS

Overview

We develop, manufacture, market and sell a range of solar electric power generation products, including solar cells, modules, panels and our SunChoice pre-packaged systems for the global marketplace. Solar cells are the core component inside every solar electric power system. Our products provide a clean, environmentally friendly, reliable energy solution at the point of use and are sold for both off-grid and on-grid applications. In off-grid applications, our products provide the primary source of electric power for rural homes and villages and supply power for equipment in the communications and transportation industries. In on-grid applications, our products provide a renewable source of alternative or supplemental electricity and provide reliable back-up power in the event of a utility outage. In addition to our solar power generation product offerings, we sell wholesale solar electricity under long-term power purchase agreements through a joint venture with First Energy Corp.

We sell our products in the United States as well as in several selected international markets including as Germany, Spain, Japan, China and South Africa. According to PV Energy Systems, an independent solar energy market research firm, the solar electric power industry sold approximately 391 megawatts of power generating capacity in 2001. PV Energy Systems forecasts growth for solar electric power shipments of 25% per year through 2005. We currently have capacity to produce approximately 65 megawatts of solar electric power generating products per year. We expect to increase our production capacity to 115 megawatts by the end of 2002 and plan to continue to increase both our production capacity and capacity utilization to meet this rapidly growing demand.

We believe our products are cleaner, have superior reliability, are less costly to operate and are more easily scalable to any size application compared with other distributed generation technologies. Additionally, we believe our focus on silicon wafer sourcing, equipment and process engineering, and product design has allowed us to reduce production costs and increase the mechanical and electrical yields of our products.

The Electric Power Industry

The electric power industry comprises one of the world's largest segments of the global economy, with annual electric power revenues of approximately $1 trillion. Approximately $200 billion is spent annually on power generation and delivery equipment of which approximately 90% is utilized for centralized power plants, where electricity is generated at a large scale and distributed to end users through a network of transmission cables. Currently, approximately 10% of the overall power equipment market comprises distributed generation systems sold to customers located in remote or rural areas or for use in back-up or standby duty to improve power quality and reliability.

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

Deregulation of the electric power industry is occurring globally, and the rules, which govern this process, differ significantly among countries. In the United States, deregulation is proceeding on a state-by-state basis. As part of the deregulation process, governments in Europe, Japan and the United States are implementing legislation and introducing various economic incentives. Renewable energy providers and users benefit from the following types of governmental assistance:

     .    portfolio standards mandating the use of renewable energy sources;

     . direct purchase subsidies to end users to offset up-front capital costs; and

     . net metering laws which allow end users to sell electricity back into the grid at full retail prices.

The combination of some or all of these types of governmental assistance provides an attractive market opportunity for our solar electric power products. In Europe and Japan, we estimate that these programs have stimulated the installation of more than 100,000 solar electric power residential systems from 1995 through 2000. In California, which was the first state to fully deregulate its electric power industry, the legislature set aside $54 million in 1998 for solar electric power programs, including a five-year direct subsidy program for homeowners who purchase solar electric power systems. The legislature is presently considering a bill to increase program funding by an additional $150 million.

The Adoption of Distributed Generation

An increasingly competitive power industry, coupled with increased consumer demand for high quality, reliable, accessible, competitively priced, and environmentally friendly sources of electric power, is creating opportunities for new technologies for electricity generation, transmission and distribution. We believe that distributed generation technologies will capitalize on these new opportunities based on the following factors:

.. Increasing Demand for High Quality and Reliable Power. The proliferation of
  Internet communications and the associated digital communications infrastructure has resulted in a significant increase in the demand for high quality and reliable power sources. According to the Electric Power Research Institute, an electric utility sponsored research collaborative, industry sources estimate the cost of power disruptions in the United States at approximately $30 billion per year. For this reason, many technology and communications businesses are installing highly reliable, grid parallel on-site generation systems. We believe that power quality and reliability will become increasingly important factors for customers involved with all aspects of technology and communications applications, and that distributed generation technologies such as solar electric power will be favored due to their ability to deliver high quality power at high levels of service reliability.

.. Capacity Constraints. We believe that expansion of the existing electricity infrastructure may not reliably meet growth in the demand for electricity. According to the United States Department of Energy, peak summer demand for electricity has increased by 25% since 1990, while power supply capacity has increased by only 6% over the same period. Also, according to industry sources, capacity reserve margins, which represent the amount of excess generation capacity available during peak usage periods, have decreased in the United States from approximately 33% in 1982 to approximately 14% in the summer of 1999. Increasing the existing and aging infrastructure to meet capacity constraints will be capital intensive, time consuming and may be restricted by environmental concerns. We believe that distributed generation, in particular solar electric power products, offer the best solutions for overcoming many of the obstacles associated with providing additional capacity for energy customers.

.. Environmental Concerns and Regulations.  Several countries, including Japan,
  Germany and the United States, have introduced economic incentives geared towards the commercialization and expansion of renewable energy sources. We believe that continuing public and governmental concern regarding environmental issues such as global warming and air pollution, alongside continued development of cost-competitive, environmentally friendly alternatives, will encourage additional legislative initiatives in support of distributed generation solutions.

.. Technological Advancement. We believe that advances in technology, design and manufacturing processes will continue to reduce the cost and enhance the performance characteristics of distributed generation products, which should ultimately make distributed generation attractive to a broader market of consumers.

We believe that installing distributed generation technologies, such as solar electric power, is one of the most promising strategies for addressing these new electric power generation transmission and distribution opportunities.

The Solar Electric Power Advantage

Although a number of new technologies, including fuel cells and microturbines, can generate electricity in a distributed or point-of-use fashion, solar electric power offers several benefits relative to other distributed generation technologies:

.. Reliable and Low Maintenance. With no moving parts, solar electric power systems reliably power some of the world's most sensitive applications, from space satellites to microwave stations in mountainous and other remote environments.

.. Modular and Scaleable. Solar electric power is highly scalable and can be deployed in many sizes and configurations, from hand-held devices to large power generating facilities almost anywhere in the world.

.. Zero Emission. Solar electric power is the only method of distributed generation that produces no emissions.

.. Renewable. Solar electric power is the only distributed generation technology that utilizes a renewable energy source. Solar electric power systems can provide the advantages of other distributed generation systems without the need for fuel or regular maintenance.

.. No Fuel Infrastructure. Solar electric power converts energy from the sun and, therefore, is not dependent on the existence, development or maintenance of a fuel delivery infrastructure.

Additionally, the power output from a solar electric power system is well-matched to periods of peak load demand, typically occurring during hot summer
days.   We believe that this factor will become increasingly significant as time-of-day pricing or other variable pricing mechanisms are implemented to respond to delivery constraints during periods of high demand.

The Solar Electric Power Industry

Solar electric power addresses the needs of three major market segments:

.. On-grid. In this application, solar electric power is used as an environmentally preferred source of alternative or supplemental electricity for customers already connected to the utility grid and to provide reliable back-up power in the event of a utility outage. Primarily concentrated in Europe, Japan and the United States, this application has represented the fastest-growing segment of the solar electric power market since 1996.

.. Rural electrification. Many of the estimated two billion people still without electricity live in geographic areas not conducive to electrification by means of the utility grid. For these people, solar electric power can be a cost effective and rapid way in which to gain access to an electricity supply.

.. Telecommunications and transportation industries. Solar electric power is used for a wide variety of applications related to the telecommunications and transportation industries. Examples of these applications include: cellular telephone base stations, fiber-optic and radio repeaters, telemetry and data acquisition systems, traffic information signs, warning displays and emergency call boxes.

PV Energy Systems estimated 2001 worldwide solar electric power industry shipments at approximately 391 megawatts. Since 1996, industry shipments have increased at a compound annual growth rate of 34%. During this period, the fastest-growing solar electric power market segment has been for on-grid applications, where consumers already connected to the utility grid are choosing solar electric power as an alternative to conventional on-grid sources. We believe that growth in the on-grid market segment is being driven by customer preference for environmentally friendly electric power technologies and by the worldwide trend toward deregulation within the electric utility industry.

The chart below highlights the growth and market share of worldwide solar electric power shipments.

                                    [GRAPH]

               Worldwide Solar Electric Power Shipments 1996-2001

PV Energy Systems predicts that solar electric power shipments will continue to increase at a compound annual growth rate of 25% through 2005.

The Solar Electric Power Challenge

Solar electric power is often the most cost-effective source of electric power in selected off grid applications. While governmental assistance and enhanced consumer choice have accelerated the use of solar electric power for on-grid applications, the widespread utilization of solar electric power by customers connected to the utility grid has been limited principally by production costs. The ability to reduce production cost is driven by three primary factors:

.. Materials sourcing. Reducing raw materials cost must be achieved without compromising product quality or reliability.

.. Equipment and process engineering. Increased process throughput must be achieved while maintaining or improving product performance.

.. Product design. Optimized product design must be achieved to capture economies of scale and lower production cost per kilowatt.

Most of the solar electric power technologies that have been commercialized to date have not adequately reduced costs while maintaining the requisite levels of performance and reliability. These technologies fall into two basic categories - technologies based on ingots of crystalline silicon and technologies based on thin films of semiconductors other than crystalline silicon. The manufacture of ingot-based silicon wafers requires expensive equipment, consumes large amounts of electricity, wastes a significant portion of raw materials and takes several days to complete. Although thin films appear to offer the potential to reduce cost, low efficiency, poor stability and high capital costs have hampered the commercialization of thin-film solar electric power technologies to date.

Our Technology Solution

We have developed an innovative and proprietary set of technologies and processes for the manufacture of solar cells which optimizes several stages in the manufacturing process to progressively reduce production costs while increasing mechanical and electrical yields. We have also introduced several solar cell design features that allow us to generate more power per solar cell, which ultimately reduces the cost per kilowatt. Our manufacturing and design innovations address the primary challenges in solar cell production. These include:

.. Silicon wafer formation and sourcing. We have developed two proprietary manufacturing processes that allow us to significantly reduce silicon wafer cost. Our recycled semiconductor wafer technology recycles silicon wafers from the semiconductor industry for the production of solar cells. Our Silicon-Film
  (TM) technology does not require high-purity silicon and produces large area silicon sheets in a fraction of the time of traditional ingot-based wafer manufacturing. Both of our processes are based on crystalline silicon and build on this material's established track record of performance and reliability.

.. Equipment and process engineering. We have designed a range of proprietary equipment and processes that allow us to increase our manufacturing productivity and to generate a higher level of power output per production asset. For example, our Silicon-Film technology is a continuous, high-speed production process that produces silicon wafers in minutes. In contrast, traditional ingot-based silicon wafer manufacturing requires expensive wafer formation and sawing equipment and takes several days to produce the same quantity of solar power.

.. Product design. Our technology will allow us to produce solar cells in sizes up to 12 inches, with corresponding power output of up to 10 watts per solar cell. This is approximately three times more powerful than the largest solar cell currently available. More powerful solar cells reduce the cost per watt for module assembly and installation because the fixed costs of these operations can be amortized over more watts. Our next-generation Silicon-Film(TM) solar cell, currently under development, also incorporates integrated circuit design concepts that further increase functionality and reduce cost.

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

Strategy

Our goal is to become the leading global solar electric power company. To achieve this, we intend to:

Maintain our manufacturing and technology advantage

We intend to continue to enhance our manufacturing processes and technologies and to introduce innovative solar-based products. We intend to leverage our recycled semiconductor wafer and Silicon-Film(TM) technology platform in order to further reduce solar cell manufacturing costs and increase market share. We have consistently introduced new products to provide our customers with improved levels of functionality, price and performance and to access new market opportunities. We plan to build on this history of innovation through the continued introduction of new products, including solar cells, modules, panels, systems and wholesale solar electric power.

Rapidly expand manufacturing capacity

We intend to capitalize on our manufacturing expertise and replicable method of expanding manufacturing capacity. Over the past two years we have approximately quadrupled our manufacturing equipment capacity.

Become a leading supplier of residential and commercial "premium power" on-grid solutions

We believe that the deregulation of the energy industry is creating a favorable environment to market residential and commercial rooftop solar systems to domestic on-grid customers. We believe that power reliability will become increasingly important to customers, and that solar electric power systems are one way for consumers to increase the reliability of their electricity supply. We have begun to sell our SunChoice(TM) systems to customers in states such as California, Arizona, New York and New Jersey that are implementing favorable legislation, introducing economic incentives and promoting consumer choice. We have entered into agreements with seven nationally recognized homebuilders that provide for their use of our SunChoice(TM) residential systems in new home construction. We also announced, in September 2001, an agreement with The Home Depot to offer SunChoice(TM) systems at three stores in San Diego, California. We plan to expand to at least 70 Home Depot stores in California in 2002.

Expand relationships with module assemblers

In international markets, local module assemblers are often best positioned to deliver customized solutions and to compete for local business. We intend to expand our relationships with selected module assemblers and to offer additional products and services, including factory design, equipment selection, process training and quality assurance. We believe that this strategy will allow us to broaden our international reach and to penetrate new markets. In July 1999, we formed a joint venture with Atersa, S.A., a leading Spanish module assembler and systems integrator, to provide these services. In September 2001, we completed the acquisition of Atersa.

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

.. Solar cells are semiconductor devices that convert sunlight directly into electricity by means of a solid-state process known as the photovoltaic effect.

.. Modules are assemblies of solar cells connected together and encapsulated in a weatherproof package.

.. Panels are assemblies of several modules wired together in our factory and mounted on a common support structure. Panels are typically used to reduce field assembly cost in systems where hundreds or thousands of individual modules are required.

.. Systems typically include a group of modules or panels, a storage battery and electronic equipment for power conditioning and control. Our SunChoice(TM) systems are designed for use on residential and small commercial rooftops. Though our subsidiary Atersa, we participate in the off-grid rural power systems market.

.. Wholesale solar electric power is produced and sold through our GPU Solar joint venture under long-term purchase agreements.

Solar cells. Solar cells are the core component inside every solar electric power system. Our solar cell customers assemble our solar cells into modules and sell the modules under their own brand name for a variety of local market applications. We believe that our solar cells are preferred by module assembly company customers over other manufacturers' solar cells for several reasons:

.. our solar cells are the largest and most powerful solar cells on the market today;

.. our solar cells are significantly thicker than most solar cells, leading to lower rates of breakage during soldering and packaging; and

.. our solar cells electrical contacts are prepared for ease of soldering.

One of our key strategies has been to capture economies of scale by increasing the size of our solar cells. With our recycled semiconductor wafer process, utilizing single crystal silicon wafers, we capitalized on the movement of the computer chip industry to larger wafer sizes. In 1993, we were one of the first companies to introduce a 5" square single crystal solar cell, which has gradually replaced the earlier 4" solar cell as the industry standard. In 1995, we were the first company to introduce a 6" square single crystal solar cell, and we are still one of only two companies offering a product of this size. In 1998, we introduced our first solar cell made using our Silicon-Film(TM) technology, which we branded under the name APex(TM). This solar cell is identical in size and layout to our 6" single crystal solar cell, which makes it easy for customers whose equipment is already configured for this size to add an APex(TM) module to their product line. In early 2000 we introduced an 8", 4-watt single crystal solar cell that was approximately 25% more powerful than any other solar cell then on the market.

We plan to continue to exploit the economies of scale inherent in the processing and packaging of large solar cells in order to reduce costs further and to differentiate us from our competitors.

                            Our Product Revolution

                                                         Power   Introduction
        Product Name    Dimensions        Cell Type      (Watts)     Date
        ------------    ----------     --------------    ------- ------------
          AP-104         4" square     Single Crystal      1.3       1991
          AP-105         5" square     Single Crystal      2.1       1993
          AP-106         6" square     Single Crystal      3.2       1995
          APx-6          6" square        APex(TM)         2.5       1998
          AP-108         8" round      Single Crystal      4.0       2000
          APx-8          8" square        APex(TM)         4.5       2001
          APx-12        12" square        APex(TM)        10.0       TBD

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

Systems. Our SunChoice(TM) systems are standardized systems designed for residential and small commercial rooftops. These systems are designed to operate in parallel with the utility grid and typically generate between 50% and 75% of a home's yearly electricity needs. Solar electric power not consumed on the premises is sold back into the utility grid. Most SunChoice(TM) systems include a storage battery that allows the system to provide back-up power to selected circuits during a utility outage. We are finding significant customer interest in backup or emergency power. We believe that this interest reflects broad concern by customers about the reliability of the electric power network.

Wholesale solar electric power. Through GPU Solar, we construct, own, and operate solar electric power plants. Our intent is to sell electricity on a wholesale basis to power marketing companies for resale to end customers. In this case, our product is wholesale electricity, which we sell under long-term power purchase contracts with power markets and electric utilities.

Atersa

In September 2001, we completed the acquisition of Aplicaciones Tecnicas de la Energia, S.A., commonly known as Atersa. The total cost of the acquisition was approximately $22.2 million and was comprised of $12.9 million of cash 183,984 restricted shares of our common stock, valued at approximately $7.9 million, and transaction costs of $1.5 million. As part of the transaction we acquired Atersa's 50% equity stake in AstraSolar, our solar cell manufacturing joint venture with Atersa. Atersa is a leading manufacturer of solar electric power modules and balance-of-system components, as well as a provider of system design and integration services. Atersa also designs and builds a full range of module manufacturing equipment.

Contract Research and Development

We selectively pursue contract research programs funded by third parties to help support the development of new technical capabilities and products. These programs have been selected to complement and enhance our long-term development strategy under conditions that permit us to retain the technology developed. We have received substantial third party funding from various agencies of the United States government. Total sums expended for research, development and manufacturing engineering in the years ended December 31, 2001, 2000 and 1999 were $7.0 million, $5.7 million and $4.4 million, respectively. Of those amounts, approximately $1.9 million, $2.4 million and $2.3 million, respectively, were externally funded and are a component of contract revenue.

Manufacturing

We currently manufacture our products in two facilities in Newark, Delaware. We also operate a solar cell and module manufacturing line at Atersa's plant in Valencia, Spain. We believe that our recent experience of building and operating our second plant in Delaware, has allowed us to develop a formal, replicable model for capacity expansion and that this process reduces the risks associated with further capacity expansion. Some of the key elements contributing to this low risk approach are:

     . utilization of previously proven processes and equipment;

     . increases in solar cell size which allow for greater power output with existing production processes; and

     . flexible manufacturing which enables us to run multiple product configurations through the same line.

For the past several years, we have been constrained by manufacturing capacity and, in response, have been adding equipment and manufacturing space to increase capacity. Historically, the photovoltaic industry has taken a number of years to make its new capacity fully productive. Our experience in making our new manufacturing equipment fully productive is 9-18 months. At the end of 2001, we had 65 megawatts of manufacturing equipment in place. In late February 2002, we assumed occupancy of a third facility for manufacturing and office space. The manufacturing area of this facility contains space to allow the construction of an additional 125 megawatts over the next few years, which when fully equipped will bring our total installed manufacturing equipment capacity to 190 megawatts.

All manufacturing facilities include a full complement of equipment for wafer, solar cell and module manufacturing and are continually upgraded to improve capacity and product quality. Included in both facilities in Delaware and in our plant in Spain is equipment to condition wafers by mechanical and chemical means, furnaces for diffusion, printing and firing equipment for applying electrical contacts to solar cells, equipment for applying anti-reflection coatings on solar cells and solar cell testers. Our second manufacturing facility in Delaware contains equipment for assembling and testing modules.

The research and development portion of our original facility in Solar Park is equipped with standard semiconductor device development, fabrication and evaluation equipment, including wafer polishing facilities, seven liquid phase epitaxial growth systems for silicon and compound semiconductor devices and furnaces for diffusion, oxidation, alloying and heat treatment, photolithography equipment, vacuum deposition for metals and anti-reflection coatings, plating baths for obtaining low resistance contacts and standard process evaluation equipment including a scanning electron microscope with energy dispersive spectroscopy capability.

Sales and Marketing
We pursue both direct and indirect sales and marketing strategies according to the dynamics of each targeted market. We currently sell solar cells and modules in selected international on-grid, rural and telecommunications and transportation markets through our direct sales force. We have begun to sell complete systems in selected on-grid markets through indirect channels, including through value added resellers, distributors, independent agents and contractors. We currently have relationships with several indirect channel partners which allow us to penetrate selected global markets efficiently. Direct sales to certain customer classes and applications affords us a higher level of control and increased participation in downstream margin opportunities, while our cooperation with indirect partners gives us coverage of certain international markets which would be difficult or impossible for us to access directly. The table below explains the relationship between market segments, product types, customer types, sales channels and applications as they relate to our business.

------------------------------------------------------------------------------------------------------------------------------------
                                           On-Grid                                         Off-Grid
------------------------------------------------------------------------------------------------------------------------------------


Market         Residential and Commercial           Wholesale Power       Telecommunications        Rural Electrification
               --------------------------           ---------------       ------------------        ---------------------
                      Buildings                                           and Transportation
                      ---------                                           ------------------
------------------------------------------------------------------------------------------------------------------------------------
Our Products  .  Solar Cells                     .  Wholesale Solar         .   Modules               .   Solar Cells
              .  Modules                            Electric Power                                    .   Modules
              .  Complete Systems                   Generated with our
                                                    Technology

------------------------------------------------------------------------------------------------------------------------------------
Customer      .  Residential and Commercial      .  Power Marketers         .   Original Equipment    .   Module Assemblers
                 Building Owners,                .  Electric Utilities          Manufacturers and         and Systems Integrators
                 Distributors, and                                              Systems Integrators
                 Module Assemblers

------------------------------------------------------------------------------------------------------------------------------------
Sales         .  Direct Sales, Internet, Home    .  Joint Ventures          .   Direct Sales, Agents, .   Direct Sales
Channel          Builders and Electricians                                      Distributors and
              .  The Home Depot (retail)

------------------------------------------------------------------------------------------------------------------------------------
Applications  .  Solar electric power systems    .  Wholesale solar power   .   Repeater stations     .   Solar home systems
                 to provide a supplemental          from solar electric     .   Monitoring and            often located in
                 clean power source that can        power plants which is       telemetry systems for     developing countries to
                 be resold back into the            typically sold to power     highways, railroads       provide basic services
                 utility grid.                      marketers through           and pipelines             such as light, radio,
              .  Roof panels for single family      long-term purchase      .   Emergency call            television and
                 homes                              agreements.                 boxes on highways         communications
              .  Roof panels or exterior         .  Blended electricity     .   Portable warning      .   Wireless pay telephones
                 panels for commercial              products                    signs used at         .   Pumps for drinking
                 buildings                                                      highway                   water
                                                                                construction sites    .   Schools and health
                                                                                                          clinics
                                                                                                      .   Vacation cabins
------------------------------------------------------------------------------------------------------------------------------------

The domestic on-grid market. We believe that the deregulation of the energy industry provides a favorable climate for marketing solar electric power and solar electric power systems to domestic on-grid customers. In order to focus our marketing efforts, we have developed a methodology to identify promising near-term target markets. Factors, which we consider in this methodology, include:

..  the addition of renewable energy sources to portfolio standards;

.. the existence and extent of direct subsidies or tax benefits for solar electric power systems;

..  the existence of net-metering laws;

..  local retail electricity prices; and

..  the quality of the regional sunlight resource.

Our office in Concord, California focuses on "premium power" on-grid sales. We have increased our direct marketing efforts to promote our sales to homeowners in targeted regions, and we are developing a web-based on-line shopping tool to allow customers to choose and purchase the system that meets their requirements. We believe that power reliability will become an increasingly important factor for customers involved with all aspects of the Internet and other computer applications, and that distributed generation technologies such as solar electric power will be favored due to their ability to deliver high levels of service reliability.

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

The telecommunications and transportation markets. This market segment includes a wide variety of telecommunications and related industrial applications. Within this market segment, we typically sell solar cells to module assemblers who manufacture and sell completed modules and to value-added resellers and systems integrators who design and build systems for end users.


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

Sales to our ten largest product customers accounted for approximately 69.8%, 71.6% and 73.7% of total revenues in 2001, 2000 and 1999, respectively. During 2001 and 2000, Solar Fabrik, accounted for 17.0% and 21.3% of our total revenues, respectively. During 1999, Solar Fabrik, Atersa (acquired 2001) and Kyocera Solar accounted for 23.7% and 13.6% and 10.3% of our total revenues, respectively. No other product customers represented 10% or more of our total revenues for any such periods. We expect that sales of our products to a limited number of customers will continue to result in a high concentration of sales for the foreseeable future and that the loss of certain of these customers could have a material adverse effect on our business, results of operations and financial condition.

A large percentage of our product revenues are from international customers. For the years ended December 31, 2001 and 2000, the approximate geographic breakdown of product revenues is shown in the table below:


                    Regional Product Revenue Distribution

                                                      Year Ended               Year Ended
                              Region               December 31, 2001        December 31, 2000
                    -------------------------    --------------------      -------------------
                    North America.........              28%                         20%
                    Europe................              53%                         57%
                    Asia..................               8%                         11%
                    Africa................              10%                         12%
                    South America.........               1%                          -

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

Quality assurance measures have enabled us to achieve international and domestic product certifications for many of our modules. In June 1996, the Commission of European Communities issued Qualification Certificates for environmental stability and performance for our standard modules types AP-1106, AP-1206, AP-6105, and AP-7105. In August 1997, we received the Underwriters Laboratory (UL) listing for Silicon-Film/TM/ module products which confirms that representative samples of these products have been evaluated by UL and meet applicable UL standards and requirements. We intend to submit all new module products for such approval.

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

A number of large U.S., Japanese and European companies are actively engaged in the development, manufacturing and marketing of solar electric power components and systems. These include BP Solar, Shell Solar, Kyocera Corporation, Sanyo Electric Co., Sharp Corp., RWE GmbH and Canon. All of these companies have significantly greater resources to devote to research, development, manufacturing and marketing than we do. There are also a large number of smaller companies involved in both the development of, as well as the ongoing manufacturing and marketing of, solar electric power components and systems.

There are a variety of competing technologies currently under active development by a large number of organizations. These technologies include amorphous silicon, cadmium telluride and copper indium diselenide as well as advanced concepts for both bulk ingot based and thin film crystalline silicon. Any of these competing technologies could theoretically achieve manufacturing costs per watt lower than the Silicon-Film(TM) technology developed by us.

We believe that the principal competitive factors in the market for solar electric power components are:

..  price per watt;

..  product reliability, quality and reputation;

..  product performance, primarily conversion efficiency; and

..  ease of handling and installation.

In addition to direct competition from other solar electric power product manufacturers, we face competition from companies using alternative technologies in the distributed generation and wholesale electric power markets. In distributed generation, competing technologies include diesel generators, microturbines, and fuel cells. Other wholesale electric power market techniques are based on fuels such as natural gas, coal, and uranium as well as renewable resources such as hydro, geothermal, and wind. We believe that our products and services will compete successfully with these alternative technologies in our selected target markets.

Patents and Proprietary Technology

Our success and ability to compete are significantly dependent on our proprietary technology. Our policy is to protect our technologies by filing patent applications with respect to technology considered important to business development. We also rely upon unpatented know-how, continuing technological innovation and the pursuit of licensing opportunities in order to develop and maintain our competitive position. We own 20 U.S. patents and 6 foreign patents in the field of photovoltaics and had 10 United States and 18 foreign patent applications pending as of March 21, 2002. Seven of the 20 U.S. patents and one of the applications that are pending relate to our Silicon-Film(TM) product design and manufacturing process. Of the remaining 13 patents that have been issued, three protect the design of high performance solar cells using compound semiconductors, 9 protect product structures, and one protects the design of an optical sensor. The remaining pending applications cover an opto-electronic device design, improvements to prior inventions, and a process that enhances the optical efficiency of opto-electronic devices.

We decide on a case-by-case basis whether and in what countries we will file foreign counterparts of a U.S. patent application. International counterparts of several issued patents and pending applications have been filed under the Patent Cooperation Treaty. We will continue to file other U.S. and international patent applications to protect technology we consider important in providing a market advantage for our products. We believe that our patents offer us a competitive advantage, but there can be no assurance that any patents, issued or pending, will not be intentionally circumvented or infringed upon by others.

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

Silicon-Film(TM), SunChoice(TM) and APex(TM) are our trademarks.

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

Employees

As of December 31, 2001, we had 682 full-time employees, of whom 44 were engaged in research and development, 526 in manufacturing, 61 in sales and marketing and 51 in administration. None of our employees is covered by a collective bargaining agreement. We have experienced no work stoppages and believe that our employee relations are good.

To date, we have been able to attract the scientific, engineering, technical and other personnel required by our business. Thirty of our management and professional employees have advanced degrees, including seven holding a Ph.D. Such experienced professionals are in demand, and we must compete for their services with other organizations, which may be able to offer more favorable salary and benefits. Historically, turnover among technical and professional employees has been very low.

ITEM 2.  PROPERTIES

From July 1991 through January 1998, all of our administrative, research and manufacturing facilities were located at Solar Park in a 40,000 square foot building leased from University of Delaware, Newark, Delaware. The initial term of the lease expires in June 2011. However, we may exercise an option to cancel the lease with one years notice. The annual cash rental payment for 2001 was $245,796 and increases approximately 6% each year.

In January 1998, we entered into a lease for a 60,300 square foot facility to house our Pencader plant. This facility is part of a 130,000 square foot building located in Newark, Delaware, which is approximately six miles from our Solar Park facility. The term of the lease is 10 years with two five-year renewal options. In January 1999, we entered into an agreement for an additional 20,100 square feet in this facility. The commencement date for the amended lease was June 15, 1999. In June 2000 we entered into a new lease for the remaining 50,000 square feet of the building, giving us an aggregate of 130,000 square feet of space all in one facility. The initial term expires September 30, 2010 with all existing prior leases extended to become coterminous with the new lease. We took occupancy of this contiguous space in January 2001, at which time the annual rental payment for the first year of the amended lease for 130,000 square feet became $608,220. This rent increases at an average of approximately 2% each year. In addition, we are responsible for annual operating expenses of the building presently estimated at $132,000. The lease also provides for rights to purchase the entire building if the owner decides to sell it.

In June 1999, our subsidiary, AstroPower West, LLC, entered into a lease with Allied Investments for a 3,000 square foot facility in Concord, California for office and warehouse space. The term of the lease is for three years commencing July 1, 1999 at an annual rent of $28,728 and increases approximately 2.5% each year.

In February 2001, we entered into a lease for a 158,000 square foot facility including 100,000 square feet of manufacturing space. We took occupancy of this space upon completion at the end of February 2002. The term of this lease is 20 years. In the event the owner of the building during the term of the lease elects to place the land and the building on the market for sale, we have a right of first offer to purchase the property. The annual rental payment for this facility is initially $1.64 million and increases approximately 2% per year.

In January 2002, we purchased for approximately $1 million a parcel of land between our two manufacturing facilities to be used for potential future expansion.

ITEM 3.  LEGAL PROCEEDINGS


Other than for ordinary routine litigation incidental to our business, we are not party to any other litigation and we are not aware of any other pending or threatened litigation against us that could have a material adverse effect upon our business, operating results or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

Our common stock began trading on the Nasdaq National Market on February 13, 1998 under the symbol APWR. The following table sets forth for the indicated periods, the high and low bid price per share of our common stock as reported on the Nasdaq National Market.


                                                        High Bid  Low Bid
     --------------------------------------------------------------------
     2000

               First Quarter                            $ 49.38   $ 12.88
               Second Quarter                           $ 32.88   $ 13.13
               Third Quarter                            $ 47.75   $ 18.19
               Fourth Quarter                           $ 63.92   $ 22.63

     2001

               First Quarter                            $ 52.44   $ 19.88
               Second Quarter                           $ 57.15   $ 26.69
               Third Quarter                            $ 52.89   $ 30.69
               Fourth Quarter                           $ 42.65   $ 31.70

     2002
               First Quarter (through March 27, 2002)   $ 42.30   $ 31.25

As of March 21, 2002, there were 429 shareholders of record and approximately 15,300 beneficial owners.


Dividend Policy

The Company has never declared nor paid any cash dividends on shares of our common stock. We currently intend to retain future earnings, if any, to finance our growth and do not anticipate paying any cash dividends in the foreseeable future. The terms of our bank loan agreements prohibit us from paying cash dividends without the consent of the lender.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below for each of the three years in the period ended December 31, 2001 and as of December 31, 2001 and 2000 have been derived from the audited consolidated financial statements of the Company included elsewhere in this Form 10-K. The selected consolidated financial data as of December 31, 1999, 1998 and 1997 and for each of the two years in the period ended December 31, 1998 are derived from audited consolidated financial statements not included herein. The information set forth below should be read in conjunction with the Company's consolidated financial statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                                                            Year Ended December 31,
                                                                                     (in thousands, except per share data)
                                                                            -----------------------------------------------------
                                                                             1997        1998        1999        2000      2001
                                                                            ------      ------      ------      ------    -------
          Consolidated Statement of Operations Data:
          Revenues
            Product sales..............................................     $ 13,095    $20,206     $31,428     $46,604   $ 66,899
            Research contracts.........................................        3,512      2,953       3,216       3,183      2,552
                                                                            --------    -------     -------     -------   --------
               Total revenues..........................................       16,607     23,159      34,644      49,787     69,451
          Cost of revenue:
             Product sales.............................................        9,311     14,942      22,588      32,461     46,649
             Research contracts........................................        2,540      2,297       2,264       2,421      1,922
                                                                            --------    -------     -------     -------   --------
                Total cost of revenues.................................       11,851     17,239      24,852      34,882     48,571
                                                                            --------    -------     -------     -------   --------
                Gross profit...........................................        4,756      5,920       9,792      14,905     20,880
          Operating expenses:
              Product development costs................................        1,007      1,392       2,139       3,278      5,107
              General and administrative expenses......................        1,972      2,464       3,501       4,337      4,726
              Selling expenses.........................................          854        951       1,578       3,519      4,842
              Litigation settlement and related legal fees.............            -         32          66         458      3,850
                                                                            --------    -------     -------     -------   --------
                  Operating income.....................................          923      1,081       2,508       3,313      2,355
          Other income (expense):
              Interest expense.........................................         (369)      (252)        (16)        (14)       (85)
              Other income (expense)...................................          118        598         306       1,455      2,806
              Equity in joint ventures.................................            -          -          62        (204)       (64)
                                                                            --------    -------     -------     -------   --------
                  Income before income tax expense (benefit)...........          672      1,427       2,860       4,550      5,012
          Income tax expense (benefit)                                            20       (985)        594       1,089      1,505
                                                                            --------    -------     -------     -------   --------
               Net income..............................................     $    652    $ 2,412     $ 2,266     $ 3,461   $  3,507
                                                                            ========    =======     =======     =======   ========

          Net income per share:
               Basic                                                        $   0.18    $  0.30     $  0.25     $  0.30   $   0.26
               Diluted                                                      $   0.13    $  0.28     $  0.22     $  0.27   $   0.23

          Number of shares used in net income per share calculation:
               Basic                                                           3,710      7,956       9,208      11,502     13,688
               Diluted                                                         6,220      9,572      10,133      12,873     15,101

          Consolidated Balance Sheet Data:                                                       December 31,
                                                                             1997        1998        1999        2000        2001
                                                                            -------     -------     -------     -------    --------
          Cash and cash equivalents                                         $ 4,908     $ 6,545     $25,338     $24,538    $ 53,851
          Working capital..............................................     $ 5,608      14,839      46,131      52,107      92,045
          Total assets.................................................      15,115      28,366      63,507      77,972     168,137
          Short-term debt..............................................         316           -           -           -       5,844
          Long-term debt...............................................       6,277           -           -           -       1,316
          Total liabilities............................................      11,356       5,103       6,014       9,862      21,477
          Redeemable convertible preferred stock.......................       5,798           -           -           -           -
          Total stockholders' equity (deficit).........................      (2,039)     23,263      57,493      68,110     146,660

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs of, and estimates and assumptions made by and information currently available to, our management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," and similar words, as they relate to us or our management, identify forward-looking statements. These statements reflect the current views of our management regarding the operations and results of operations of AstroPower, Inc. as well as our customers and suppliers. These statements are subject to certain risks and uncertainties. Some of the factors that might cause a difference are discussed below. Should one or more of these risks or uncertainties occur, or should management's assumptions or estimates prove incorrect, actual results and events may vary materially from those discussed in the forward-looking statements.

The following discussion should be read in conjunction with the consolidated financial statements and related notes as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001, which are included in this annual report.

Critical Accounting Policies and Estimates
-------------------------------------------

General
-------

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to revenue, bad debts, inventories and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition
-------------------

Revenue from product sales is recognized when products are shipped. Revenue related to the Company's fixed price, cost-plus and cost-sharing research contracts are recognized at the time costs benefiting the contracts are incurred, which approximates the percentage of completion method. Provisions for estimated losses are made in the period in which losses are determined. Accounts receivable includes unbilled accounts receivable consisting of material labor and overhead expended on contracts.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is based on review of the overall condition of accounts receivable balances and review of significant past due accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory
---------

We value our inventories at the lower of cost or market. Cost is determined by using the weighted average method.

Income Taxes
-------------

We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We review the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required.

Overview
--------

We develop, manufacture, market and sell a range of solar electric power generation products, including solar cells, modules, and our SunChoice pre-packaged systems for the global marketplace. Through our Spanish subsidiary, Atersa, acquired in September 2001, we provide solar electric power modules, balance-of-system components and system design and integration services. Atersa also designs and builds a full range of module manufacturing equipment. Solar cells are the core component inside every solar electric power system. Our products provide an environmentally friendly, reliable energy solution at the point of use and are sold for both off-grid and on-grid applications. In off-grid applications, our products provide the primary source of electric power for rural homes and villages and supply power for equipment in the telecommunications and transportation industries. In on-grid applications, our products provide a renewable source of alternative or supplemental electric power and provide reliable back-up power in the event of a utility outage. In addition to our solar electric power generation product offerings, we sell wholesale solar electric power under long-term purchase agreements through a joint venture with First Energy Corp.

We currently generate product revenues from the sale of solar cells, modules, panels and systems. While the dominant source of our product revenues to date has been recycled wafer products, we are continuing a significant expansion of our Silicon-Film manufacturing capacity. We recognize product sales revenue upon shipment. Product sales represented 96.3% of total revenues for the year ended December 31, 2001, with the balance of our total revenues resulting from research contract revenues. Solar cell prices and manufacturing costs vary depending upon supply and demand in the market for solar cells and modules, order size, yields, the costs of raw materials, particularly reclaimed silicon wafers recycled from the semiconductor industry, and other factors.

Our research contract revenue is generated from contracts with various federal government agencies to conduct research on advanced Silicon-Film(TM) products and optoelectronic devices. Generally, these contracts last from six months to three years. We recognize research contract revenue at the time costs benefiting the contracts are incurred, which approximates the percentage of completion method.

For the year ended December 31, 2001, 72.2% of our product revenues were generated by sales to customers located outside of the United States. We believe that international sales will continue to account for a significant portion of our product sales for the foreseeable future. Currently, sales from our US operation are denominated in U.S. dollars, and sales from our Spanish operation are generally denominated in Euros. Historically, foreign exchange rate fluctuations have not had a significant impact on our results of operations.

Solar cells that we manufacture are sold to original equipment manufacturers that assemble the solar cells into modules. In addition, we assemble and sell modules to distributors and value-added resellers. We also sell our SunChoice(TM) residential rooftop systems. The sale of modules and systems results in substantially more revenue to us than the sale of solar cells due to the incremental value of the additional materials, labor and overhead. Accordingly, our product sales are affected not just by changes in total solar cells produced, but by changes in the sales mix among solar cells, modules and systems. The gross margin percentages for modules and systems are generally less than those of solar cells. As a result, changes in the product sales mix may also affect total product gross margin.

                             Results of Operations

The following table sets forth-selected financial data as a percentage of total revenues for the periods indicated:

                                                                                 Year Ended
                                                                                 December 31,
                                                                   ----------------------------------------
                                                                    2001           2000              1999
                                                                   ------        --------          --------
     Revenues:
          Product sales.....................................        96.3%           93.6%             90.7%
          Research contracts................................         3.7             6.4               9.3
                                                                  ------          ------            ------
               Total revenues...............................       100.0           100.0             100.0
                                                                  ------          ------            ------
     Cost of revenues:
          Product sales.....................................        67.2            65.2              65.2
          Research contracts................................         2.8             4.9               6.5
                                                                  ------          ------            ------
               Total cost of revenues.......................        70.0            70.1              71.7
                                                                  ------          ------            ------
               Gross profit.................................        30.0            29.9              28.3
     Operating expenses:
          Product development expenses......................         7.4             6.6               6.2
          General and administrative expenses...............         6.8             8.7              10.1
          Selling expenses..................................         7.0             7.1               4.6
          Litigation settlement and related legal fees......         5.5             0.9               0.2
                                                                  ------          ------            ------
               Total operating expenses.....................        26.7            23.3              21.1
               Income from operations.......................         3.3             6.6               7.2
     Other income...........................................         3.9             2.5               1.0
                                                                  ------          ------            ------
     Income before income tax expense.......................         7.2             9.2               8.2
     Income tax expense.....................................         2.2             2.2               1.7
                                                                  ------          ------            ------
     Net income.............................................         5.0%            7.0%              6.5%
                                                                  ======          ======            ======

Comparison of Years Ended December 31, 2001 and 2000
-----------------------------------------------------

Revenues. Our total revenues for the year ended December 31, 2001 were $69.5 million, an increase of $19.7 million or 39.5% from $49.8 million for the year ended December 31, 2000. Product sales for the year ended December 31, 2001 were $66.9 million, an increase of $20.3 million or 43.5% from $46.6 million for the year ended December 31, 2000. Our increase in product sales was due to increased levels of manufacturing output, continued strong customer demand and a small contribution (net of intercompany sales) from Atersa from September 11, 2001, the date of its acquisition, through December 31, 2001. Research contract revenue for the year ended December 31, 2001 was $2.6 million, a decrease of $631,000 or 19.8% from $3.2 million for the year ended December 31, 2000. During 2001, we became ineligible for Small Business Innovative Research contracts due to exceeding the limit of 500 employees.


Gross profit. Our gross profit for the year ended December 31, 2000 was $20.9 million, an increase of $6.0 million or 40.1% from $14.9 million for the year ended December 31, 2000. Gross profit on product sales was $20.3 million, an increase of $6.1 million 43.2% from $14.1 million for the year ended December 31, 2000. Gross profit margin on product sales for the year ended December 31, 2001 was 30.3%, unchanged from the year ended December 31, 2000. Product gross margin was unchanged as the positive effects on margin of higher manufacturing volumes were offset by the effects of purchase accounting for inventories acquired as part of the Atersa acquisition.

Gross profit on research contracts for the year ended December 31, 2001 was $630,000, a decrease of $131,000 or 17.2% from the year ended December 31, 2000. The decrease in gross profit and gross margin in 2001 is due to an increased focus on cost share research contracts.

Product development expenses. Product development expenses for the year ended December 31, 2001 were $5.1 million, an increase of $1.8 million or 55.8% from $3.3 million for the year ended December 31, 2000. The increase in product development expenses was attributable to increased levels of engineering and manufacturing support dedicated to the development of our Silicon-Film products and our Sun-Choice(TM) Products

General and administrative expenses. Our general and administrative expenses for the year ended December 31, 2001 were $4.7 million, an increase of $389,000 or 9.0% from $4.3 million in 2000. The increase was due to higher levels of staffing and professional services.

Selling expenses. Our selling expenses for the year ended December 31, 2001 were $4.8 million, an increase of $1.3 million or 37.6% from $3.5 million for the year ended December 31, 2000. The increase was due to higher levels of staffing and travel expenses, as well as expenses related to our Home Depot residential system program, which began in September 2001.

Interest expense. Interest expense for the year ended December 31, 2001 was $84,000 an increase of $70,000 from $14,000 for the year ended December 31, 2000. The increase was due to higher levels of debt outstanding in 2001 as a result of the acquisition of Atersa.

Interest income. Interest income for the year ended December 31, 2001 was $2.8 million, an increase of $1.3 million or 88.7% from $1.5 million for the year ended December 31, 2000. The increase was due to a higher level of cash balances during 2001, as a result of our equity financing in March 2001.

Equity in affilates. Equity in the results of joint ventures was a loss of $64,000 for the year ended December 31, 2001. Through September 11, 2001, this caption included the results of our GPU Solar and AstraSolar joint ventures. After that date, Astra Solar has been consolidated in our financial results.

Income taxes. Income tax expense for the year ended December 31, 2001 was $1.5 million, as compared to $1.1 million for the year ended December 31, 2000. The effective tax rate for 2001 was 30.0%, as compared to 23.9% in 2000. The effective tax rate is lower than the statutory rates principally as a result of research and experimentation tax credits and benefits of export sales Corporation. The increase in the effective tax rate in 2001 is principally due to a lower level of tax credits and the non-deductibility of certain costs incurred in connection with the litigation settlement. Net operating loss carryforwards for federal and state income tax purposes totaling approximately $15.0 and $24.0 million are available through 2021 to reduce federal and state taxable income as of December 31, 2001.

Comparison of Years Ended December 31, 2000 and 1999
----------------------------------------------------

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

Product development expenses. Product development expenses for the year ended December 31, 2000 were $3.3 million, an increase of $1.1 million or 53.2% from $2.1 million for the year ended December 31, 1999. The increase in product development expenses was attributable to increased levels of engineering and manufacturing support dedicated to the development of our Silicon-Film(TM) production process.

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

Professional fees related to overhead dispute. Our professional fees related to our overhead dispute for the nine months ended December 31, 2000 were $458,645, an increase of $392,545 from the similar 1999 period. This increase is due to the high level of activity, and related professional fees, related to the dispute during 2000.

Interest income. Interest income for the year ended December 31, 2000 was $1.5 million; an increase of $1.1 million or 335.2% from $338,000 for the year ended December 31, 1999. The increase was due to a higher level of cash balances during 2000, as a result of a follow-on equity financing in the fourth quarter of 1999 which raised net proceeds of $30.2 million.

Equity in loss of affiliates. Equity in the loss of joint ventures was $205,000 for the year ended December 31, 2000, as compared to earnings of $63,000 in 1999. One venture commenced manufacturing operations in 2000 and the other had significantly less activity in 2000 as a result of a change in its business activities. One of the ventures was formed in 1999, and the other venture did not have significant operations until 1999.

Income taxes. Income tax expense for the year ended December 31, 2000 was $1.1 million, as compared to $594,000 for the year ended December 31, 2999. The effective tax rate for 2000 was 23.9%, as compared with 20.8% in 1999. The effective tax rate is lower than the statutory rates principally as a result of research and experimentation tax credits and the benefit of a Foreign Sales Corporation. Net operating loss carryforwards totaling approximately $12.0 million and $15.0 million, respectively, are available through 2020 to reduce federal and state taxable income as of December 31, 2000.

Liquidity and Capital Resources
-------------------------------

At December 31, 2001, we had cash of $53.9 million, as compared with $24.5 million at December 31, 2000. Cash used in operating activities of $6.7 million for the year ended December 31, 2001 was principally due to increases in accounts receivable and inventory balances. Cash provided by operating activities for the year ended December 31, 2000 was $3.2 million.

Cash used in investing activities for the year ended December 31, 2001 was $31.0 million. For the past several years, we have been constrained by manufacturing capacity and, in response, have been adding equipment to increase capacity. Historically, the photovoltaic industry has taken a number of years to make its new capacity fully productive. Our experience in making our new manufacturing equipment fully productive is approximately 9-18 months. At the end of 2001, we had 65 megawatts of manufacturing equipment in place. In late February 2002, we assumed occupancy of a new manufacturing and office facility. The manufacturing area of this facility contains space to allow the construction of an additional 125 megawatts over the next few years, bringing our total installed manufacturing equipment capacity to 190 megawatts. During 2001, $15.0 million was used for capital expenditures as part of this ongoing capacity expansion. The capital expenditures for 2002 are currently estimated to be $16-20 million, which includes the purchase for approximately $1 million of a parcel of land between our two manufacturing facilities to be used for potential future expansion. The cash portion of our consideration for the acquisition of Atersa in 2001 was $13.9 million, net of cash acquired. The balance of the cash used in investing activities in 2001 (approximately $2.0 million) represents an investment in a supplier, which is being accounted for on the cost method.

Cash provided from financing activities for the year ended December 31, 2001 was $67.0 million. Of this total, $62.1 million represented the net proceeds from our follow-on equity financing in March 2001, $2.6 million represented proceeds from the exercise of stock options and $2.2 million represented net proceeds from our line of credit facilities. Cash provided from financing activities in 2000 was $3.1 million, and resulted from the exercise of stock options.

Our sources of liquidity as of December 31, 2001 consist principally of cash of $53.9 million and available bank credit lines of $6.2 million. Any borrowings under our bank facilities will be secured by accounts receivable, inventory and machinery and equipment.

We expect that our available cash balance, our projected cash generated from operations and available bank credit lines will be sufficient to fund our activities for the next two years. We currently intend to retain future earnings, if any to finance our growth and do not anticipate paying any cash dividends in the forseeable future. The terms of our bank loans agreements prohibits us from paying cash dividends without the consent of the lender.

The Company has commitments for future minimum lease payment under noncancelable operating leases. The minimum commitment under these leases for 2002, 2003, 2004, 2005, 2006 and thereafter are $2.8 million, $3.0 million, $2.9 million, $2.9 million, $2.9 million and $35.2 million, respectively.

In April 2001, the Company entered into an operating lease agreement for a manufacturing and office facility being constructed by a developer/lessor in Newark, Delaware. The Company guaranteed a $2.0 million bank loan for the building's developer that was used to finance tenant improvements such as air-conditioning and increased electrical service. During the construction of this new facility, the developer solicited a proposal from one of the Company's customers for a photovoltaic system. In order to reduce the cost of the system, the developer purchased the photovoltaic components directly from the Company, which is being installed by a third party. Approximately $1.4 million of the Company's product revenues for 2001 are attributed to the sale to the developer. An additional $300,000 will be recognized in the first quarter of 2002. This transaction has been accounted for as a sale-lease back transaction and accordingly, the profit on the sale has been deferred and will be amortized over the life of the lease.

Contractual Cash Obligations and Commercial Commitments
-------------------------------------------------------

The following table summarizes our contractual cash obligations and commercial commitments at December 31, 2001:

                                                                         Payments due by period
                                                 ---------------------------------------------------------------------
                                                             Less than 1                                     5 years
Contractual cash obligations:                      Total        year        1-3 years        3-4 years      and after
----------------------------------------------------------------------------------------------------------------------
Notes payable to banks                           5,214,050    5,214,050
Long-term debt                                   1,945,709      630,059      801,811          439,309           74,530
Operating leases                                49,805,367    2,599,015    5,504,780        5,524,417       36,177,155
                                               -----------------------------------------------------------------------
  Total contractual cash obligations           56,965,126     8,443,124    6,306,591        5,963,726       36,251,685
                                               =======================================================================

                                                                 Commitment expiration by period
                                                 ---------------------------------------------------------------------
                                                             Less than 1                                     5 years
Commercial commitments:                            Total        year          1-3 years        3-4 years     and after
----------------------------------------------------------------------------------------------------------------------
Loan guarantee of lessor                          2,000,000   2,000,000               -                -             -
                                                 ---------------------------------------------------------------------
  Total commercial commitments                    2,000,000   2,000,000               -                -             -
                                                 =====================================================================

Financial Accounting Standards
------------------------------

ADOPTED IN 2001

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" which has eliminated the pooling of interests method for mergers and acquisitions. The purchase method of accounting is required for all business combinations initiated after June 30, 2001. SFAS No. 141 supercedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." We have not made any acquisitions that were accounted for by the pooling of interests method. We believe the adoption of this Statement will not have a material effect on our financial position, results of operations or cash flows.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets" which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be reviewed annually for impairment using a fair-value based approach. Intangible assets that have a finite life will continue to be amortized over their respective estimated useful lives. The Statement is effective for fiscal years beginning after December 15, 2001, except for acquisitions occurring subsequent to June 30, 2001. As permitted by this Statement the Company has not amortized the goodwill recognized in connection with the Acquisition of Atersa on September 11, 2001. The goodwill will continue to be evaluated for impairment in accordance with SFAS No. 121. We believe the adoption of this Statement will not have a material effect on our financial position or cash flows. However, results of operations are impacted as discussed above.

TO BE ADOPTED

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs and establishes consistent accounting treatment for these items. This Statement is effective for fiscal years beginning after June 15, 2002. We believe the adoption of this Statement will not have a material effect on our financial position, results of operations or cash flows.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the financial reporting and accounting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This Statement is effective for fiscal years beginning after December 15, 2001. We believe the adoption of this Statement will not have a material effect on our financial position, results of operations or cash flows.

Item 7a:  Qualitative and Quantitative Disclosures about Market Risk
          ----------------------------------------------------------

We develop products in the United States and Spain and market our products in North America as well as in Europe, Asia, Africa and South America. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because a significant portion of our revenues are currently denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Our September acquisition of Atersa, whose revenues are generally denominated in Euros, may mitigate a portion of this risk. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the short-term nature of our investments, we believe that there is not a material risk exposure.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and the Independent Auditors' Report thereon are listed under Item 14(a)(1) and (a)(2) of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                    PART III

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Note: The information pursuant to items 10, 11, 12 and 13 is omitted from this report (in accordance with Federal Instruction G for Form 10-K), since the Company is filing with the Commission (by no later than April 30, 2002), a definitive proxy statement pursuant to Regulation 14A, which involves the election of directors at the annual shareholders' meeting of the Company, expected to be held on May 8, 2002.

PART IV

ITEM 14. EXHIBITS FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1. Consolidated Financial Statements

            -    Independent Auditors' Report

            -    Consolidated Balance Sheets December 31, 2001 and 2000

            - Consolidated Statements of Income and Comprehensive Income Years Ended December 31, 2001, 2000, and 1999.

            - Consolidated Statements of Stockholders' Equity (Deficit) Years ended December 31, 2001, 2000 and 1999.

            -    Consolidated Statements of Cash Flows
                 Years ended December 31, 2001, 2000 and 1999.

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

   10.31 Promissory Note between the Company and Wilmington Trust Company dated September 21, 1998.**

   10.32 Business Loan Agreement dated November 4, 1998 between the Company and Wilmington Trust Company.**

   10.33 Promissory Note between the Company and Wilmington Trust Company dated November 4, 1998.**

   10.34 Amended and Restated Employment Agreement between the Company and Dr. Allen M. Barnett dated January 7, 2000. ****

   10.35 Third Amendment to Lease, dated June 28, 2000, by and between RREEF America Reit II Corporation E and AstroPower, Inc. *****

   10.36 Lease for premises at 300 Executive Drive, Newark, Delaware dated April 6, 2001 between the Company and McConnell Development Company, and Sedona Lake LLC. (filed herewith)

   21      Subsidiaries (filed herewith)

   23      Consent of KPMG LLP (filed herewith)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AstroPower, Inc.

Date:  March 29, 2002              By: /s/ Allen M. Barnett
      -----------------                ---------------------------------------
                                       Allen M. Barnett
                                       Chief Executive Officer, President and
                                       Director


Date:  March 29, 2002              By: /s/ Thomas J. Stiner
      -----------------                ---------------------------------------
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


/s/ Allen M. Barnett                      /s/ Gilbert Steinberg
-------------------------- Director      ----------------------------Director

    Allen M. Barnett                          Gilbert Steinberg


/s/ George Reichenbach                    /s/ Clare Nordquist
-------------------------- Director      ----------------------------Director

   George Reichenbach                          Clare Nordquist


/s/ George W. Roland                      /s/ Charles R. Schaller
--------------------------Director       ----------------------------Director

   George W. Roland                           Charles R. Schaller


/s/ Jeff W. Edington
--------------------------Director
    Jeff W. Edington

                         Independent Auditors' Report


The Board of Directors and Stockholders of AstroPower, Inc.

We have audited the accompanying consolidated balance sheets of AstroPower, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income and comprehensive income, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AstroPower, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 4 to the consolidated financial statements, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141,"Business Combinations," and certain provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.


                                             /s/  KPMG LLP
                                             ---  --------

Philadelphia, Pennsylvania
February 20, 2002

                       ASTROPOWER, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                              December 31,
                              ASSETS                                       2001           2000
                              ------                                       ----           ----
CURRENT ASSETS:

   Cash and cash equivalents                                          $  53,850,869     24,538,022
   Accounts receivable:
      Trade, net of allowance for doubtful accounts of $785,124 in
      2001 and $664,844 in 2000                                          22,498,368     15,753,018
      Employee receivables                                                   73,596         61,906
      Value-added tax and other                                           1,625,934         65,442
    Inventories                                                          27,916,150     12,307,866
    Prepaid expenses                                                      1,063,661        558,143
    Deferred tax asset                                                    4,204,132      6,351,355
                                                                      -------------   ------------
             Total current assets                                       111,232,710     59,635,752
                                                                      -------------   ------------

   Investments in affiliates                                              2,557,723        718,224
   Deferred tax asset                                                     1,361,513              -
   Property, plant and equipment:
      Land and buildings                                                  3,411,679              -
      Machinery and equipment                                            26,696,071     18,172,517
      Furniture and fixtures                                              1,980,101        564,069
      Leasehold improvements                                              1,313,304      1,160,226
      Construction in progress                                           10,963,416      3,716,837
      Other                                                                 321,428              -
                                                                      -------------   ------------
          Property, plant and equipment                                  44,685,999     23,613,649
   Less accumulated depreciation and amortization                        (8,075,793)    (5,996,002)
                                                                      -------------   ------------
          Property, plant and equipment, net                             36,610,206     17,617,647
   Goodwill                                                              16,374,783              -
                                                                      -------------   ------------
             Total assets                                             $ 168,136,935     77,971,623
                                                                      =============   ============

                       ASTROPOWER, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                                    December 31,
                         LIABILITIES AND STOCKHOLDERS' EQUITY                                   2001            2000
                         ------------------------------------                                   ----            ----
CURRENT LIABILITIES:
     Notes payable to banks                                                                $  5,214,050               -
     Current installments of long-term debt                                                     630,059               -
     Accounts payable                                                                        10,164,979       6,210,020
     Accrued payroll and payroll taxes                                                        1,783,721       1,001,405
     Accrued expenses                                                                         1,396,116         316,917
                                                                                          -------------     -----------
              Total current liabilities                                                      19,188,925       7,528,342
                                                                                          -------------     -----------
OTHER LIABILITIES:
     Deferred income taxes                                                                            -       2,158,169
     Long-term debt, excluding current installments                                           1,315,650               -
     Other                                                                                      972,454         175,000
                                                                                          -------------     -----------
              Total liabilities                                                              21,477,029       9,861,511
                                                                                          -------------     -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 5,000,000 shares authorized;
            -0- shares issued and outstanding
    Common stock, $.01 par value, 50,000,000 shares authorized; 14,401,901 shares
            in 2001 and 11,739,085 shares in 2000 issued and outstanding                        144,019         117,390
    Additional paid-in capital                                                              140,174,168      64,848,641
    Unearned compensation                                                                             -         (49,668)
    Retained earnings                                                                         6,700,605       3,193,749
    Accumulated other comprehesive income                                                      (358,886)
                                                                                          -------------     -----------
            Total stockholders' equity                                                      146,659,906      68,110,112
                                                                                          -------------     -----------
            Total liabilities and stockholders' equity                                    $ 168,136,935      77,971,623
                                                                                          =============     ===========

                                      F-3
         See accompanying notes to consolidated financial statements.

                       ASTROPOWER, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                                                       Year Ended December 31,
                                                                 --------------------------------------------------------
  REVENUES:                                                               2001                2000              1999
                                                                 ------------------  -------------------  -------------
    Product sales                                                $     66,898,649           46,603,990       31,428,418
    Research contracts                                                  2,552,186            3,182,865        3,215,659
                                                                 ----------------    -----------------    -------------
         Total revenues                                                69,450,835           49,786,855       34,644,077
 COST OF REVENUES:
    Product sales                                                      46,649,091           32,460,728       22,587,865
    Research contracts                                                  1,921,585            2,421,573        2,264,124
                                                                 ----------------    -----------------    -------------
         Total cost of revenues                                        48,570,676           34,882,301       24,851,989
                                                                 ----------------    -----------------    -------------
         Gross profit                                                  20,880,159           14,904,554        9,792,088
 OPERATING EXPENSES:
    Product development expenses                                        5,107,550            3,277,693        2,139,322
    General and administrative expenses                                 4,725,562            4,337,027        3,501,160
    Selling expenses                                                    4,841,710            3,518,601        1,578,045
    Litigation settlement and  related legal fees                       3,850,173              458,645           66,100
                                                                 ----------------    -----------------    -------------
         Income from operations                                         2,355,164            3,312,588        2,507,461
 OTHER INCOME (EXPENSE):
    Interest expense                                                      (84,578)             (13,967)         (15,951)
    Interest income                                                     2,775,035            1,470,630          337,939
    Currency exchange gains, net                                           31,275                    -                -
    Other expense                                                            (305)             (15,335)         (31,895)
    Equity in earnings (losses) of joint ventures                         (64,108)            (204,500)          62,787
                                                                 ----------------    -----------------    -------------
         Total other income                                             2,657,319            1,236,828          352,880
                                                                 ----------------    -----------------    -------------
 INCOME BEFORE INCOME TAX EXPENSE                                       5,012,483            4,549,416        2,860,341
 INCOME TAX EXPENSE                                                     1,505,627            1,088,780          593,631
                                                                 ----------------    -----------------    -------------
 NET INCOME                                                      $      3,506,856            3,460,636        2,266,710
                                                                 ================    =================    =============

 COMPREHENSIVE INCOME (EXPENSE):
    Net income                                                   $      3,506,856            3,460,636        2,266,710
    Cumulative translation adjustments                                   (358,886)                   -                -
                                                                 ----------------    -----------------    -------------
 COMPREHENSIVE INCOME                                            $      3,147,970            3,460,636        2,266,710
                                                                 ================    =================    =============

NET INCOME DATA:
    Net income per share - basic                                 $           0.26                 0.30             0.25
                                                                 ================    =================    =============
    Net income per share - diluted                               $           0.23                 0.27             0.22
                                                                 ================    =================    =============
    Weighted average shares
       outstanding - basic                                             13,688,386           11,502,426        9,207,782
                                                                 ================    =================    =============
    Weighted average shares
       outstanding - diluted                                           15,101,307           12,873,063       10,132,844
                                                                 ================    =================    =============

         See accompanying notes to consolidated financial statements.

                       ASTROPOWER, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                  Additional
                                                       Preferred Stock       Common Stock           Paid-in        Unearned
                                                    ------------------- ------------------------
                                                     Shares     Amount    Shares       Amount       Capital       Compensation
                                                    ---------  -------- ----------   -----------  -------------  ---------------
BALANCE, DECEMBER 31, 1998                               -       -       8,572,455    $  85,725      25,956,474      (245,718)
                                                    --------   -------- ----------   ----------   -------------  ------------

Common stock issued, net                                 -       -       2,654,640       26,546      31,240,826             -
Amortization of unearned compensation                    -       -               -            -               -        98,025
Tax benefit from stock options  exercised                -       -               -            -         598,087             -
Net income                                               -       -               -            -               -             -
                                                    --------   -------- ----------   ----------   -------------  ------------

BALANCE, DECEMBER 31, 1999                               -       -      11,227,095   $  112,271      57,795,387      (147,693)
                                                    --------   -------- ----------   ----------   -------------  ------------

Common stock issued                                      -       -         511,940        5,119       3,095,641             -
Amortization of unearned compensation                    -       -               -            -               -        98,025
Tax benefit from stock options exercised                 -       -               -            -       3,957,613             -
Net income                                               -       -               -            -               -             -
                                                    --------   -------- ----------   ----------   -------------  ------------
BALANCE, DECEMBER 31, 2000                               -       -      11,739,035   $  117,390      64,848,641       (49,668)
                                                    --------   -------- ----------   ----------   -------------  ------------

Common stock issued, net                                 -       -       2,478,882       24,790      64,746,007             -
Amortization of unearned compensation                    -       -                                                     49,668
Tax benefit from stock options exercised                 -       -                                    2,772,646             -
Acquisition of Atersa (see Note 4)                                         183,984        1,840       7,806,874             -
Net income                                               -       -               -            -               -             -
Change in cumulative translation  adjustment
                                                    --------   -------- ----------   ----------   -------------  ------------

BALANCE, DECEMBER 31, 2001                               -       -      14,401,901   $  144,019     140,174,168             -
                                                    ========   ======== ==========   ==========   =============  ============

                                              Retained      Accumulated
                                              Earnings     Comprehensive
                                              (Deficit)       Income             Total
                                            -------------  --------------  -----------------
BALANCE, DECEMBER 31, 1998                   (2,533,597)                0   $    23,262,884
                                            -----------    --------------  ----------------
Common stock issued, net                              -                 -        31,267,372
Amortization of unearned compensation                 -                 -            98,025
Tax benefit from stock options exercised              -                 -           598,087
Net income                                    2,266,710                 -         2,266,710
                                            -----------    --------------  ----------------
BALANCE, DECEMBER 31, 1999                     (266,887)                -   $    57,493,078
                                            -----------    --------------  ----------------

Common stock issued                                  -                 -         3,100,760
Amortization of unearned compensation                 -                 -            98,025
Tax benefit from stock options exercised              -                 -         3,957,613
Net income                                    3,460,636                 -         3,460,636
                                            -----------    --------------  ----------------
                                                                        -
BALANCE, DECEMBER 31, 2000                    3,193,749                 -   $    68,110,112
                                            -----------    --------------  ----------------

Common stock issued, net                              -                 -        64,770,796
Amortization of unearned compensation                 -                 -            49,668
Tax benefit from stock options exercised              -                 -         2,772,646
Acquisition of Atersa (see Note 4)                    -                 -         7,808,714
Net income                                    3,506,856                 -         3,506,856
Change in cumulative translation adjustment                      (358,886)         (358,886)
                                            -----------    --------------  ----------------

BALANCE, DECEMBER 31, 2001                    6,700,605          (358,886)  $   146,659,906
                                            ===========    ==============  ================

         See accompanying notes to consolidated financial statements.

                       ASTROPOWER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Year Ended December 31,
                                                                       ----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                        2001             2000            1999
                                                                       --------------     ------------    -----------
  Net income                                                           $    3,506,856        3,460,636      2,266,710
  Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
    Deferred income taxes                                                   1,400,188          774,213        551,946
    Depreciation and amortization                                           2,004,112        1,366,560      1,078,559
    Equity in (earnings) losses of affiliates                                  64,108          204,500        (62,787)
    Amortization of unearned compensation                                      49,668           98,025         98,025
    Loss from disposition of property and equipment                                 -                -         31,465
    Changes in working capital items:
      Accounts receivable                                                  (2,858,459)      (1,356,161)    (7,876,827)
      Inventories                                                         (10,100,634)      (4,484,484)    (4,226,706)
      Prepaid expenses                                                       (476,738)         189,685       (587,880)
      Accounts payable and accrued expenses                                (1,109,858)       2,994,445        589,784
      Accrued payroll and payroll taxes                                       782,316          (49,120)        87,282
      Deferred compensation and other                                          47,117           14,189       (226,924)
                                                                       --------------     ------------    -----------
  Net cash provided by (used in) operating
     activities                                                            (6,691,324)       3,212,488     (8,277,353)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Atersa, net of cash acquired                             (13,922,768)               -              -
  Capital expenditures                                                    (15,014,339)      (6,853,579)    (3,596,825)
  Investment in affiliates                                                 (2,016,750)        (259,886)      (600,050)
                                                                       --------------     ------------    -----------
     Net cash used in investing activities                                (30,953,857)      (7,113,465)    (4,196,875)
                                                                       --------------     ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowing from line of credit                                             2,350,000                -              -
  Repayment of borrowings                                                    (140,993)               -              -
  Proceeds from issuance of common stock-stock options                      2,649,551        3,055,530        869,957
  Proceeds from issuance of common stock
  - public offering                                                        62,121,245                -     30,182,594
  Proceeds from issuance of common stock-401(k) plan                                -           45,230        214,821
                                                                       --------------     ------------    -----------
Net cash provided by financing activities                                  66,979,803        3,100,760     31,267,372
                                                                       --------------     ------------    -----------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                      (21,775)               -              -

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                                         29,312,847         (800,217)    18,793,144
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                                        24,538,022       25,338,239      6,545,095
                                                                       --------------     ------------    -----------
CASH AND CASH EQUIVALENTS AT END OF  YEAR                              $   53,850,869       24,538,022     25,338,239
                                                                       ==============     ============    ===========
SUPPLEMENTAL DISCLOSURE:
  Interest paid                                                        $      117,219           13,967         14,296
                                                                       ==============     ============    ===========
  Taxes paid                                                           $       91,472           73,399         96,700
                                                                       ==============     ============    ===========

         See accompanying notes to consolidated financial statements.

                       ASTROPOWER, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Summary of Significant Accounting Policies

Description of Business

AstroPower, Inc. was incorporated in April 1989. In September 1989 it purchased the assets and assumed certain liabilities of the AstroPower Division, an unincorporated division of Astrosystems, Inc., a public company. As discussed in
Note 4, in September 2001, the Company purchased 100% of the outstanding stock of Aplicaciones Tecnicas de la Energia, S.A (or "Atersa"), a privately held company based in Valencia, Spain.

The Company operates in only one business segment, as substantially all of its combined revenues, net income and assets are derived from the development, manufacturing, marketing and sale of Photovoltaic solar cells, modules and systems for generating solar electric power. Solar cells are semiconductor devices, which convert sunlight directly into electricity. Solar electric power is used in on-grid applications by existing electric utility customers to provide a clean, renewable source of alternative or supplementary electric power. Solar electric power is also used off the electric utility grid for many applications in the communications and transportation industries and in remote villages and homes. Availability of silicon wafers, a significant raw material in the Company's manufacturing process, is subject to market conditions in the semiconductor industry. However, the Company is not dependent on a single supplier or only a few suppliers.

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

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued expenses and debt. The carrying values of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these balances. The carrying value of the Company's debt is considered representative of its fair value due to floating market interest rates attributed to the majority of the debt.

Inventories

Inventories are reported at lower of cost or market. Cost is determined using the weighted average method.

Investments in Affiliates

All investments in the outstanding voting common stock of 50% or less are carried on the equity method; 20% or less owned affiliates are carried at cost. The Company owns a 50% interest in one joint venture, which is accounted for under the equity method. The remaining 50% interest in another joint venture, previously accounted for under the equity method, was acquired in September 2001 (see Note 4). During 2001, the Company made a $2,000,000 investment in the common stock of a supplier, which is carried on a cost basis. In the event of a decline in value of the investment, which is other than temporary, the Company would record a loss.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the assets' estimated useful lives, ranging from 3 to 33 years. Maintenance, repairs and minor renewals are charged to expense as incurred.

Included in machinery and equipment at December 31, 2001 and 2000 were $19,486,729 and $13,844,653 respectively, representing self-constructed assets. In costing the equipment, the Company uses a full cost approach whereby direct material, direct labor and related overhead costs are capitalized. The total labor and overhead costs of self-constructed assets capitalized for the years ended

December 31, 2001, 2000 and 2000 were $3,249,743, $1,415,660 and $834,640, respectively.

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

Product Development Expenses

These expenses principally represent the material, labor and overhead costs incurred to develop processes in support of the Company's Silicon-Film(TM) wafer, solar cell and module engineering effort which are not funded by research contracts.

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

Impairment  of Long-Lived Assets and Long-lived Assets to be Disposed of

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to a future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Goodwill

The company in accordance with Statement No. 142 does not amortize goodwill as it arose subsequent to June 30, 2001. The Company reviews goodwill for impairment at least annually, in the event of an impairment, the Company would record a loss.

Reclassification

Certain reclassifications have been made to prior year amounts to conform to the current year's presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expense, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

New Accounting Pronouncements

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No.
142. Statement No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

The Company is required to adopt the provisions of Statement No. 141 immediately and Statement No. 142 effective January 1, 2002. Any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001, but prior to the full adoption of Statement No. 142, will not be amortized, and will continue to be evaluated for impairment in accordance with Statement No. 121. Accordingly, the Company is not required to amortize the goodwill associated with the Atersa acquisition.

In August 2001, the FASB issued statement No. 143, Accounting for Asset Retirement Obligations. Statement No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement No. 143 requires recognition of a liability at fair value and an increase to the carrying value of the related asset for any retirement obligation. This amount would then be amortized over the life of the asset. The liability would be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows. This statement is effective January 1, 2003. Management does not expect adoption of this statement to have a material impact on the Company's financial condition or results of operations.

In October 2001, the FASB issued statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 incorporated the disposal of a business segment into the framework of Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The statement also excludes goodwill that was included in Statement No. 121 scope and provided refinement to cash flow estimations for defining any applicable impairment. This statement is effective January 1, 2002. Management does not expect adoption of this statement to have a material impact on the Company's financial condition or results of operations.

(2)  Inventories

     A summary of inventories is as follows:

                                                    December 31,
                                      --------------------------------------
                                              2001               2000
                                      ------------------  ------------------
                   Raw materials          $   24,511,998          10,781,576
                   Work-in-process             1,406,590             769,031
                   Finished goods              1,997,562             757,259
                                          --------------      --------------
                                          $   27,916,150          12,307,866
                                          ==============      ==============

(3)  Debt

     On March 7, 2001, the Company increased an available revolving line of credit with a financial institution from $3 million to $6 million. The facility bears interest at the financial institution's National Commercial Rate ("NCR") minus 0.25% (4.75% as of December 31, 2001). Interest is due on a monthly basis. The facility is renewable annually, is secured by trade accounts receivable and is payable upon demand. AstroPower, Inc., the parent company is required to maintain a minimum working capital ratio, a minimum level of tangible net worth and a minimum total debt to net worth ratio. Also, with the acquisition of Atersa (see Note 4), the Company acquired additional loans and lines of credit. One of Atersa's debt facilities is collaterialized by a building, with a net book value of $1,350,838 at December 31, 2001.

     Notes payables at December 31, 2001, grouped by interest rate, are summarized as follows:

                             Balance at                         Interest Rate
            Available       December 31,      Interest         at December 31,
            Facility           2001             Rate                2001
            --------           ----           --------            --------
          $ 6,000,000        2,350,000        NCR - .25%            4.75%
              277,477          277,477          4.25%               4.25%
              902,559          902,559        Libor + .50%          5.00%
            1,411,116          741,366       Euribor + .50%         5.50%
            2,894,468          942,648       Euribor + .75%         5.75%
          -----------        ---------
          $11,485,620        5,214,050
          ===========        =========

     Interest on notes payable, excluding the $6,000,000 facility discussed above, is due on a quarterly basis. $1,785,784, $548,122 and $530,144 of the outstanding notes payable expire in 2002, 2003 and 2007; respectively.

Long-term debt at December 31, 2001, grouped by interest rate, is summarized as follows:

                         Balance at                            Interest Rate
                        December 31,          Interest         at December 31,
                           2001                 Rate                2001
                           ----                 ----                ----
                         $1,068,837           Euribor + .50        5.50%
                            478,182               0.0%             0.00%
                             97,698           Euribor + ICO        5.75%
                            221,117           Euribor + CDTI       5.50%
                             79,875           Mibor + .60%         8.00%
                         ----------
                         $1,945,709
Less Current maturities    (630,059)
                         ----------
Long-term debt           $1,315,650
                         ==========

Consolidated long-term debt matures as follows:

2002                    $  630,059
2003                       420,216
2004                       381,595
2005                       276,506
2006                       162,803
2007 and thereafter         74,530
                        ----------
   Total                $1,945,709
                        ==========

(4)  Acquisition

On September 11, 2001, the Company acquired all the outstanding voting common stock of Aplicaciones Tecnicas de la Energia, S.A., commonly known as Atersa, a privately held company based in Valencia, Spain for $22.2 million. As part of the transaction, the Company also acquired Atersa's 50% equity stake in AstraSolar, a Spanish solar cell manufacturing joint venture between the Company and Atersa. Atersa is a leading Spanish manufacturer of solar electric power modules and balance-of-system components, as well as a provider of system design and integration services. Atersa also designs and builds a full range of module manufacturing equipment. The acquisition of Atersa is expected to provide further geographical reach to the Company. Results of operations related to the acquisition are included in the consolidated financial statements from September 11, 2001.

The total cost of the acquistion included $13.9 million in cash flow, 183,984 shares of restricted common stock with a fair value of $7.8 million and transaction costs of $1.5 million. The value of the common stock was determined based on the average market price of the Company's stock over the five-day period before and after the terms of the acquisition were agreed to and announced. A condensed balance sheet disclosing the amount initially assigned to each major asset and liability caption at the acquisition date follows.

                                                        (unaudited)
     Cash                                              $     431,000
     Accounts receivable                                   4,159,000
     Inventory                                             5,363,000
     Other current assets                                  1,436,000
     Other long-term assets                                  364,000
     Property, plant and equipment                         6,075,000
     Goodwill                                             16,612,000
                                                       -------------
          Total assets acquired                        $  34,440,000
                                                       =============


     Current liabilities                                   9,284,000
     Long-term debt                                        2,235,000
     Other long-term liabilities                             760,000
                                                       -------------
          Total liabilities assumed                       12,279,000
                                                       -------------
      Net assets acquired                              $  22,161,000
                                                       =============

The goodwill is expected to be fully deductible for tax purposes.

     Unaudited proforma information that discloses the results of operations as though the business combination had been completed as of January 1, 2001 and 2000 follows:

                                             2001            2000
                                             ----            ----

             Revenues                    $74,478,000      56,925,000
             Income from operations        3,855,000       4,550,000
             Net income                    4,130,000       3,525,000
                                         ===========     ===========
             EPS:
                  - Basic                $      0.30            0.30
                                         ===========     ===========
                  - Diluted              $      0.27            0.27
                                         ===========     ===========


(5)  Income Taxes

     Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income as a result of the following:

                                                                                           December 31,
                                                                      ------------------------------------------------------
                                                                         2001                   2000                 1999
                                                                      ----------             ----------           ----------
     Computed "expected" tax expense.............................     $1,704,244              1,546,801              972,516
     State income tax expense (benefit), net of federal..........       (183,294)                 8,948               32,208
     Benefit from export sales...................................       (224,400)              (150,117)            (144,777)
     Research and experimentation tax credits....................       (300,000)              (550,000)            (132,462)
     Tax liability in excess of (less than)  provision...........              -                130,967             (182,826)
     Non-deductible litigation costs.............................        374,000                      -                    -
     Other.......................................................        135,077                102,181               48,972
                                                                      ----------           ------------           ----------

     Actual tax expense..........................................     $1,505,627              1,088,780              593,631
                                                                      ==========           ============           ==========


     Income tax expense (benefit) for the years 2001, 2000 and 1999 consists of:

                                                                         2001                   2000                 1999
                                                                      ----------             ----------           ----------
     Current:
          Federal................................................     $   17,051                314,567               41,685
          State..................................................              -                      -                    -
          Foreign................................................         88,388                      -                    -
     Deferred:
          Federal................................................      1,677,906                760,657              504,465
          State..................................................       (277,718)                13,556               47,481
                                                                      ----------            -----------           ----------
     Total income tax expense....................................     $1,505,627              1,088,780              593,631
                                                                      ==========            ===========           ==========


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                                                 December 31,
                                                                                      ---------------------------------
                                                                                           2001                2000
                                                                                      --------------       ------------
     Deferred tax assets:
          Accrued expenses...................................................         $   582,023              383,981
          Federal and state net operating loss carry forward.................           6,074,046            4,706,904
          Research and experimentation tax credits...........................           1,427,197              905,710
          Other..............................................................             596,727              354,760
                                                                                      -----------          -----------
          Total deferred tax assets..........................................           8,679,993            6,351,355
     Deferred tax liabilities:
          Plant and equipment, due to differences in depreciation
          methods............................................................          (3,059,315)          (2,135,085)

          Other..............................................................             (55,033)             (23,084)
                                                                                      -----------          -----------
          Total deferred tax liabilities.....................................          (3,114,348)          (2,158,169)
                                                                                      -----------          -----------
     Net deferred tax asset..................................................         $ 5,565,645            4,193,186
                                                                                      ===========          ===========


     The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2001, the Company has net operating loss carry forwards for federal and state income tax purposes of approximately $15.0 million and $24.0 million, respectively, which are available to offset future federal and state taxable income, if any, through 2021.


(6)  Operating Lease Obligations

     The Company leases a 40,000 square foot building from the University of Delaware (the "University"). Although the lease agreement is for a term of 20 years (expiring June 30, 2011), the Company may cancel the lease after nine years (or June 30, 2000) with twelve months notice of cancellation. Accordingly, only payments through June 30, 2003 have been included below.

     In January 1998, the Company entered into an operating lease agreement for a 60,300 square foot additional manufacturing facility in Newark, Delaware. In January 1999, the Company entered into an agreement for an additional 20,000 square feet in this facility and in June 2000, the Company entered into an agreement for an additional 50,400 square feet in this facility.

     In April 2001, the Company entered into an operating lease agreement for a 158,000 square foot facility, which commences in March 2002 and will serve as an additional manufacturing and office facility. The Company has guaranteed a $2,000,000 debt facility of the lessor. Approximately $1,400,000 of the Company's 2001 product revenues are attributable to the sale to this lessor. An additional $300,000 will be recognized in the first quarter of 2002. This transaction has been accounted for as a sale-lease back transaction and accordingly the profit on the sale has been deferred and will be amortized over the life of the lease.

     The scheduled cash payments over the next five years, including the leases described above, differ from rental expense calculated under the straight-line method. The following summarizes expected charges to rent expense contrasted with expected cash outflow as required by the lease agreements for all facilities (which includes the University lease payments through June 2003).

                                                               Annual Rent               Expected
                                                                 Expense               Cash Payments
                                                          -------------------     ---------------------
           December 31, 2002..........................         $ 2,823,235               2,599,015
           December 31, 2003..........................           3,031,621               2,799,639
           December 31, 2004..........................           2,906,076               2,705,141
           December 31, 2005..........................           2,913,892               2,741,709
           December 31, 2006..........................           2,921,872               2,782,708
           December 31, 2007 and thereafter...........          35,209,926              36,177,155


     Total rent expense charged to operations for the years ended December 31, 2001, 2000, and 1999 amounted to approximately $1,129,000, $903,000 and
     $703,000 respectively.

(7)  Related Parties

     For the year ended December 31, 2001 the Company's sales to its previous joint venture, prior to acquisition of the remaining 50% interest (refer to Note 4), totaled $2,328,792, and for the year ended December 31, 2001, the Company's sales to Atersa, prior to acquisition, totaled $5,847,751. The Company's sales to the joint venture and Atersa for the year ended December 31, 2000 were $2,797,923 and $3,670,861, respectively.

     Purchases from a supplier, which is also an affiliate, accounted for on a cost basis, were $1,147,983 and $504,194, respectively, for the years ended December 31, 2001 and 2000.

(8)  Employee Benefit Plan

     The Company maintains a defined contribution plan under the provisions of Internal Revenue Code Section 401(k). Employees having attained the age of 21 and with one month of service are eligible to participate and make voluntary contributions to the plan. The amount charged to expense for the years ended December 31, 2001, 2000 and 1999 was $219,000, $170,000 and
     $140,000, respectively. The Company does not provide any postemployment benefits.

(9)  Capital Stock

     In the first quarter of 1998, the Company completed an initial public offering of its common stock, raising net proceeds to the Company of $16,612,000, and converted all the then outstanding shares of Series A and Series B Preferred Stock into Common Stock so that no shares of Preferred Stock are currently outstanding. Contemporaneous with the initial public offering, the Company amended and restated its Certificate of Incorporation to provide for, among other things, an increase in the number of authorized shares of Common Stock from 15,000,000 to 25,000,000; authority to issue up to 5,000,000 shares of one or more series of preferred stock and authorized the Board of Directors to fix and determine the relative rights, preferences and limitations of each class or series so authorized without any further vote or action by the stockholders; and to effect a reverse stock split in the form of three shares for every four shares outstanding. All share and per share information in the accompanying financial statements have been retroactively adjusted to give effect to the reverse
     stock split.   During June 2000, the Company amended and restated its
     Certificate of Incorporation to provide for an increase in the number of authorized shares of Common Stock from 25,000,000 to 50,000,000.

     In the fourth quarter of 1999, the Company completed a follow-on public offering of shares of its common stock, raising net proceeds to the Company of $30,183,000.

     In the first quarter of 2001, the Company completed an additional follow-on public offering of 2,200,000 shares of its common stock, raising proceeds of $62,121,000.

     As discussed in Note 4, 183,984 restricted shares of the Company's common stock were issued in connection with the acquisition of Atersa.

(10) Employee Stock Option Plan

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

     In 1998, the Company adopted the 1998 Non-Employee Directors' Stock Option Plan ("Directors' Plan"), under which a total of 260,000 shares are currently reserved for issuance to non-employee directors. The Directors' Plan is administered by a committee of the Board of Directors. The Directors' Plan provides that the purchase price under the option shall be the fair market value of the shares of common stock on the date of grant.

     In 1999, the Company adopted the 1999 Stock Option Plan ("the 1999 Plan"), under which a total of 1,600,000 shares are currently reserved for issuance. The principal provisions of the 1999 Plan are similar to those described above for the 1989 Plan, except that options may be transferred under certain limited circumstances.

     In 1999, the Company granted to an executive officer a separate stock option for the purchase of 90,000 shares of the Company's common stock at $12.125 per share. The options vest over a four-year period at 25% per year on the anniversary date of the option award. In addition, pursuant to separate stock options, in 1999 the Company granted to its five outside directors options to purchase a total of 60,000 shares of the Company's common stock at $12.125 per share. Of these shares, 15,000 were immediately vested and the balance vests ratably over the following three years.

     In 2000, the Company granted to an executive officer a separate stock option for the purchase of 302,000 shares of the Company's common stock at $13.375 per share. The options vest over a five year period on the anniversary date of the option award (98,500, 23,500, 60,000, 60,000 and 60,000; respectively).

     Stock option transactions during the years ended December 31 2001, 2000 and 1999 are summarized below:

                                                                                            Exercise                 Weighted
                                                                                        Price Range - Per             Average
                                                                    Shares                    Share               Exercise Price
                                                             -----------------       ---------------------      -----------------
           Balance, December 31, 1998.....................         1,809,522                                          $ 6.07
                    Granted...............................           804,333             $ 9.38 - $17.88              $11.91

                    Exercised.............................          (208,195)            $ 0.33 - $11.88              $ 4.22
                    Cancelled.............................          (119,154)            $ 0.33 - $16.75              $ 8.03
                                                             ---------------                                    ------------

           Balance, December 31, 1999.....................         2,286,506                                          $ 8.19
                    Granted...............................           693,672             $13.88 - $60.38              $18.08
                    Exercised.............................          (507,470)            $ 0.33 - $46.38              $ 5.88
                    Cancelled.............................           (35,139)            $ 4.00 - $56.60              $13.45
                                                             ---------------                                    ------------

           Balance, December 31, 2000.....................         2,437,569                                          $11.38
                    Granted...............................           741,840             $27.63 - $54.93              $34.94
                    Exercised.............................          (281,208)            $ 0.67 - $39.63              $ 9.58
                    Cancelled.............................           (37,038)            $ 6.00 - $60.38              $25.74
                                                             ---------------                                    ------------

           Balance, December 31, 2001.....................         2,861,163                                          $17.48
                                                             ===============                                    ============

     The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2001:

                                   Options Outstanding                                        Options Exercisable
  -----------------------------------------------------------------------------------  ---------------------------------
           Range of                           Weighted average
           exercise                            remaining life       Weighted average                   Weighted average
            Prices            Shares              in years           exercise price       Shares        exercise price
  -----------------------  ------------      ------------------    ------------------  ------------   ------------------
     $ 0.67   -   $ 5.33      390,314               4.66              $      4.41          352,818       $      4.31
     $ 6.00   -   $ 8.50      309,608               6.27              $      8.13          207,127       $      8.12
     $ 8.93   -   $10.00      199,438               6.73              $      9.82          141,688       $      9.87
     $10.25   -   $11.88      294,999               7.19              $     11.66          146,729       $     11.49
     $12.00   -   $12.13      241,175               7.93              $     12.13          122,275       $     12.13
     $12.25   -   $13.38      343,294               7.98              $     13.33          109,819       $     13.32
     $13.50   -   $28.00      344,038               8.48              $     19.40          120,454       $     19.14
     $28.06   -   $31.38      291,050               8.80              $     30.34           79,350       $     30.97
     $31.41   -   $41.88      392,897               9.48              $     37.59           65,260       $     40.87
     $42.13   -   $60.38       54,350               9.32              $     47.80            2,725       $     46.63
                           ----------        -----------           --------------       ----------      ------------
                            2,861,163               7.54              $     17.48        1,348,241       $     12.45
                           ==========        ===========           ==============       ==========      ============

     Prior to the adoption of the plans, the Company had a compensatory stock plan for the issuance of shares to employees and consultants. At December 31, 2001, the Company had reserved 39,999 shares for a commitment under this plan. The balance sheet caption "Accrued payroll and payroll taxes" contains a provision for these shares.

     The Company applies APB Opinion 25 and related interpretations in accounting for stock options issued to employees. During the year ended December 31, 1997, unearned compensation expense with respect to stock options granted at less than fair market value at the date of grant was $417,225, which was amortized to expense over the periods that the options vested (4-5 years). The amount amortized to expense during the years ending December 31, 2001, 2000 and 1999 was $49,668, $98,025 and $98,025
     respectively. The unearned compensation was fully amortized at December 31, 2001.

     FASB Statement 123 requires the disclosure of certain proforma information regarding net income and net income per share. This information is required to be determined as if the Company had accounted for its stock option plans under the fair value method of that statement. The fair value of options granted has been estimated at the date of grant, using a Black-Scholes option pricing model with the following assumptions:

                                                                       2001               2000              1999
                                                                   ------------       ------------      ------------
           Expected life of options from date of grant               4 years            4 years           4 years
           Risk-free interest rate                                     3.75%              5.00%             5.00%
           Volatility                                                   .88               1.32               .66
           Assumed dividend yield                                       0.0%               0.0%              0.0%

     For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's proforma information follows (in thousands, except for per share information):

                                                                       2001               2000              1999
                                                                   ------------       ------------      ------------
           Net income as reported                                    $ 3,507              3,461             2,267
           Proforma net income (loss)                                $(2,171)               103               569
           Proforma basic net income (loss) per share                $ (0.16)              0.01              0.06
           Proforma diluted net income (loss) per share              $ (0.16)              0.01              0.06

(11) Government Contracts

     During the years ended December 31, 2001, 2000 and 1999, substantially all of the Company's contract revenues were attributable to U.S. government contracts under which the Company was either a prime contractor or a subcontractor.

     To date, a large percentage of the Company's contract revenues have been generated by research and development contracts, principally with the U.S. government. Orders under government prime or subcontracts are customarily subject to termination for allowable costs and to a reasonable allowance for profits, unless the termination of a contract was due to a default on the part of the contractor. No termination of contracts by the government occurred during the years ended December 31, 2001, 2000 and 1999.

     In April 2001, the Company reached an agreement in principle with the U.S. Department of Justice to settle a civil action against the Company. The action, filed in October 2000, in the U.S. District Court for the District of Delaware demanded damages and penalties with respect to the submission of invoices and Incurred Cost Submissions in connection with contracts with the U.S. Department of Defense and U.S. Department of Energy. A Release and Settlement Agreement dated June 29, 2001 was executed and the previously agreed to settlement payment of $3.5 million was made on July 9, 2001. On July 13, 2001, a Joint Stipulation of Dismissal was filed with the District Court stipulating that the action be dismissed with prejudice.

     Certain of the Company's contracts contain retainage provisions. At December 31, 2001 and 2000 retainage amounts included in accounts receivable were approximately $230,593 and $223,000 respectively. At December 31, 2001 and 2000, unbilled accounts receivable were approximately $1,942,000 and $60,400, respectively.

(12) Business and Credit Concentrations

     The following table shows the percentage of total revenues contributed by significant customers for the periods presented. A significant customer is defined as one contributing 10% or more of total revenues:

                                                    December 31,
                                          2001          2000         1999
                                       ---------- ---------------- --------
             Customer A............         8%            7%          14%
             Customer B............        17%           21%          24%
             Customer C............         -             1%          10%


     Research contract revenues for the year ended December 31, 2001 include a total of 9 contracts aggregating $2,552,186 administered by 3 agencies of the U.S. Government and one state, with agency contract revenues ranging from 0.2% to 2.6% of total revenues.

     During the year ended December 31, 2001, the five largest product sales customers accounted for approximately 46% of revenues and 48% of product sales. At December 31, 2001, approximately 46% of trade accounts receivable were due from the Company's six largest customers, of whom 11% represented amounts due from agencies of the U.S. government and 35% represented amounts due from the Company's five largest product sales customers in 2001. The loss of one or more of these major customers could have a material adverse effect on the Company's business, results of operations and financial condition.

(13) Disclosure of Geographic Information

     Total product revenues, based on location of a customer, are summarized as follows:

                                                     Year Ended December 31,
                                           2001               2000              1999
                                        ----------        ------------       ----------
          United States..............       28%                20%               36%
          Europe.....................       53%                57%               54%
          Asia.......................        8%                11%                6%
          Africa.....................       10%                12%                4%
          South America..............        1%                 -                 -

     All of the Company's research contract revenues are within the United
     States.

     Revenues of the Company's European subsidiaries from the date of acquisition through December 31, 2001 totaled $8,327,000. Net property, plant & equipment of the Company's European subsidiaries totaled $6,147,000 at December 31, 2001. Goodwill, related to the Company's European subsidiaries, totalled $16,374,783 at December 31, 2001

     (14) Net Income Per Share

             Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and potentially dilutive shares. The dilutive effect of employee stock options is included in the computation of diluted net income per share.

             The following table presents the computation of basic and diluted income per share:

                                                                        For the Year Ended December 31
                                    ------------------------------------------------------------------------------------------------

                                                 2001                                2000                           1999
                                    -------------------------------      ----------------------------  -----------------------------
                                       Income           Average              Income         Average         Income         Average
                                     Available          Common             Available        Common        Available        Common
                                     to Common          Shares             to Common        Shares        to Common        Shares
                                    Stockholders      Outstanding         Stockholders    Outstanding    Stockholders    Outstanding
                                    ------------    ---------------      -------------- --------------- -------------- -------------
     Basic                           $3,506,856        13,688,386          $3,460,636      11,502,426     $2,266,710       9,207,782

     Dilutive effect stock options            -         1,412,921                   -       1,370,637              -         925,062
                                    -----------       -----------         -----------     -----------     ----------     -----------
     Diluted                         $3,506,856        15,101,307          $3,460,636      12,873,063     $2,266,710      10,132,844
                                    ===========       ===========         ===========     ===========     ==========     ===========


     (15) Selected Consolidated Quarterly Operating Results (unaudited)

          The following table presents certain historical consolidated statement of operations data for each quarter for the fiscal years ended December 31, 2001. The results of operations for any quarter are not necessarily indicative of results that we might achieve for any subsequent periods.

                                                                Quarter Ended
                          ----------------------------------------------------------------------------------------------------------
                            March 31,     June 30,     Sept. 30,     Dec. 31,    March 31,      June 30,     Sept. 30      Dec. 31,
                              2000          2000         2000          2000        2001           2001         2001          2001
                          ------------- ------------ ------------  ------------ ----------    ------------ ------------  -----------
Revenues...............    10,402,588    11,911,483    13,403,103   14,069,681   14,305,443    16,065,799   18,411,163    20,668,430
Gross Profit...........     3,290,145     3,587,249     3,995,601    4,031,559    4,333,591     4,892,766    5,219,091     6,434,711
Net Income(Loss).......     1,112,659       957,264       629,797      760,916   (1,518,421)    1,655,067    1,497,105     1,873,105
Net income (Loss) Per
 Share - basic.........   $      0.10   $      0.08   $      0.05  $      0.07  $     (0.13)  $      0.12  $      0.11   $      0.13
Net Income (loss) per
 Share - diluted.......   $      0.09   $      0.08   $      0.05  $      0.06  $     (0.13)  $      0.11  $      0.10   $      0.12

          Quarterly net income per share amounts may not agree to full year results primarily due to rounding.

                       ASTRPOWER, INC. AND SUBSIDIARIES

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                            ALLOWANCE FOR BAD DEBTS

                                                                    Charged to    Charged     Deductions-
                                                     Beginning      costs and    to other      Accounts        Ending
Period Ended                  Description             balance        expense     accounts     written-off      Balance
-----------                   -----------             -------       --------     --------     -----------    -----------
Dec 31, 2001             Allowance for bad debts     (664,844)     (225,000)                   (104,720)       (785,124)
Dec 31, 2000             Allowance for bad debts     (551,726)      (60,000)           -         46,882        (664,844)
Dec 31, 1999             Allowance for bad debts      (70,695)     (581,031)           -              -        (651,726)