Form 10-Q
period 2002-03-31
ASTROPOWER INC
filed 2002-05-10
CIK 885672

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark one)

      X    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
   -------
EXCHANGE ACT OF 1934
                   for the three months ended March 31, 2002

                                       OR

   _______ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______________ to ______________

                             Commission File Number
                                    000-23657
                                AstroPower, Inc.
             (Exact name of registrant as specified in its charter)

Delaware                                              51-0315869
(State or other jurisdiction                          (IRS Employer
of incorporation or organization)                     Identification
                                                      Number)

300 Executive Drive
 Newark, Delaware                                      19702-3316
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

The number of shares outstanding of the Registrant's common stock, $0.01 par value, as of May 8, 2002, was 14,508,051.

                                AstroPower, Inc.
               FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                          PART I: FINANCIAL INFORMATION
                          -----------------------------

ITEM 1. FINANCIAL STATEMENTS

        .  Consolidated Balance Sheets
           March 31, 2002 (unaudited) and December 31, 2001 .................1-2

        . Consolidated Statements of Income and Comprehensive Income (unaudited) - Three months ended
           March 31, 2002 and 2001 ............................................3

        .  Consolidated Statements of Cash Flows (unaudited) -
           Three months ended March 31, 2002 and 2001 .........................4

        .  Notes to Consolidated Financial Statements (unaudited) ...........5-7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS ................................8-11

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK ...........12


                           PART II: OTHER INFORMATION
                           --------------------------

SIGNATURES ...................................................................13


Cautionary Note Regarding Forward-Looking Statements
----------------------------------------------------

This quarterly report on Form 10-Q contains forward-looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks, uncertainties and assumptions as described from time to time in registration statements, annual reports, and other periodic reports and filings, which we file with the Securities and Exchange Commission. All statements, including Management's Discussion and Analysis of Financial Condition and Results of Operations, other than statements of historical facts, which address our expectations of sources of capital or which express our expectation for the future with respect to financial performance or operating strategies, can be identified as forward-looking statements. As a result, there can be no assurance that our future results will not be materially different from those described herein as "believed," "anticipated," "estimated" or "expected," which reflect our current views with respect to future events. We caution readers that these forward-looking statements speak only as of the date of this report. We hereby expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any changes in our expectations or any change in events, conditions or circumstances on which such statement is based.

                                ASTROPOWER, INC.

                           CONSOLIDATED BALANCE SHEETS

                           ASSETS                                    March 31, 2002           December 31, 2001
-------------------------------------------------------------     ----------------------    ----------------------
                                                                       (unaudited)
CURRENT ASSETS:
Cash and cash equivalents ....................................      $    45,538,162               53,850,869
Accounts receivable:
     Trade, net ..............................................           28,297,744               22,498,368
     Value-added tax and other ...............................              746,945                1,699,530
Inventories ..................................................           31,080,857               27,916,150
Prepaid assets ...............................................            1,900,297                1,063,661
Deferred tax asset ...........................................            4,204,132                4,204,132
                                                                    ----------------           --------------
          Total current assets ...............................          111,768,137              111,232,710

INVESTMENT IN AFFILIATES .....................................            2,551,811                2,557,723

DEFERRED TAX ASSET ...........................................            1,069,912                1,361,513

GOODWILL .....................................................           16,080,073               16,374,783

PROPERTY AND EQUIPMENT .......................................           50,619,377               44,685,999
     Less accumulated depreciation and amortization ..........           (8,770,417)              (8,075,793)
                                                                    ----------------          ---------------
                                                                         41,848,960               36,610,206
                                                                    ----------------          ---------------
          Total assets .......................................      $   173,318,893              168,136,935
                                                                    ================          ===============

         (See accompanying notes to consolidated financial statements)

                                ASTROPOWER, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                      March 31, 2002           December 31, 2001
                                                                   ----------------------    ----------------------
            LIABILITIES AND STOCKHOLDERS' EQUITY                        (unaudited)
--------------------------------------------------------------
CURRENT LIABILITIES:
Notes payable to banks ......................................       $      7,136,804               5,214,050
Current installments of long-term debt ......................                629,072                 630,059
Accounts payable ............................................             10,538,636              10,164,979
Accrued payroll and payroll taxes ...........................              1,991,535               1,783,721
Accrued expenses ............................................                982,900               1,396,116
                                                                    -----------------        ----------------
     Total current liabilities ..............................             21,278,947              19,188,925

OTHER LIABILITIES:
Long-term debt, excluding current installments ..............              1,206,965               1,315,650
Other .......................................................              1,144,654                 972,454
                                                                    -----------------        ----------------
     Total liabilities ......................................             23,630,566              21,477,029


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock ................................................                144,777                 144,019
Additional paid-in capital ..................................            141,578,893             140,174,168
Retained earnings ...........................................              8,698,564               6,700,605
Accumulated comprehensive income ............................               (733,907)               (358,886)
                                                                    -----------------        ----------------
     Total stockholders' equity .............................            149,688,327             146,659,906
                                                                    -----------------        ----------------
          Total liabilities and stockholders' equity ........       $    173,318,893             168,136,935
                                                                    =================        ================

         (See accompanying notes to consolidated financial statements)

                                ASTROPOWER, INC.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                             Three Months Ended March 31
                                                                                    (unaudited)
                                                                   ------------------------------------------------

REVENUES:                                                                  2002                      2001
                                                                   ----------------------    ----------------------
     Product sales ..........................................  $         20,352,964                 13,581,236
     Research contracts .....................................               342,471                    724,207
                                                                   -----------------         ------------------
          Total revenues ....................................            20,695,435                 14,305,443

COST OF REVENUES:
     Product sales ..........................................            13,407,157                  9,448,483
     Research contracts .....................................               253,339                    523,369
                                                                   -----------------         ------------------
          Total cost of revenues ............................            13,660,496                  9,971,852
                                                                   -----------------         ------------------
          Gross profit ......................................             7,034,939                  4,333,591
OPERATING EXPENSES:
     Product development expenses ...........................             1,416,744                  1,124,686
     General and administrative expenses ....................             1,413,992                  1,161,453
     Selling expenses .......................................             1,637,888                    842,470
     Litigation settlement and legal fees ...................                     -                  3,774,242
                                                                   -----------------         ------------------
          Income (loss) from operations .....................             2,566,315                 (2,569,260)
OTHER INCOME (EXPENSE):
     Interest expense .......................................               (93,468)                    (8,626)
     Interest income ........................................               470,147                    420,838
     Other expense ..........................................               (26,104)                   (12,123)
                                                                   -----------------         ------------------
          Total other income ................................               350,575                    400,089
                                                                   -----------------         ------------------
INCOME (LOSS) BEFORE INCOME TAXES ...........................             2,916,890                 (2,169,171)
INCOME TAX EXPENSE (BENEFIT) ................................               918,931                   (650,750)
                                                                   -----------------         ------------------
NET INCOME (LOSS) ...........................................  $          1,997,959                 (1,518,421)
                                                                   =================         ==================

COMPREHENSIVE INCOME (EXPENSE):
     Net income .............................................             1,997,959                          -
     Cumulative translation  adjustments ....................              (375,021)                         -
                                                                   -----------------         ------------------
COMPREHENSIVE INCOME ........................................  $          1,622,938                          -
                                                                   =================         ==================

NET INCOME (LOSS) DATA (1):
     Net income (loss) per share - basic ....................  $               0.09                      (0.08)
                                                                   =================         ==================
     Net income (loss) per share - diluted ..................  $               0.08                      (0.08)
                                                                   =================         ==================
     Weighted average shares outstanding - basic ............            21,630,354                 18,031,487
                                                                   =================         ==================
     Weighted average shares outstanding - diluted ..........            23,589,301                 18,031,487
                                                                   =================         ==================

(1) Reflects a three-for-two stock option to shareholders of record May 20, 2002, to be distributed on May 31, 2002

         (See accompanying notes to consolidated financial statements)

                                ASTROPOWER, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Three Months Ended March 31
                                                                                         ---------------------------------------
                                                                                                     (unaudited)

                                                                                               2002                 2001
                                                                                         -----------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ..............................................................     $        1,997,959          (1,518,421)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Deferred income taxes .....................................................                852,601            (650,750)
     Depreciation and amortization .............................................                699,163             422,916
     Equity in (income)losses of affiliates ....................................                 (1,261)             12,123
     Amortization of unearned compensation .....................................                      -              24,506
     Changes in working capital items:
          Accounts receivable ..................................................             (5,002,396)            715,160
          Inventories ..........................................................             (3,192,532)         (1,995,996)
          Prepaid expenses .....................................................               (836,686)           (147,664)
          Accounts payable and accrued expenses ................................                 79,922           2,491,950
          Accrued payroll and payroll taxes ....................................                210,427             284,697
          Other ................................................................                204,520               9,421
                                                                                         ---------------      --------------
     Net cash used in operating activities .....................................             (4,988,283)           (352,058)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ...........................................................             (6,064,710)         (1,322,186)
Investments in affiliates ......................................................                  7,173                   -
                                                                                         ---------------      --------------
     Net cash used in investing activities .....................................             (6,057,537)         (1,322,186)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from lines of credit ............................................              1,982,730                   -
Repayment of borrowings ........................................................                (85,912)                  -
Proceeds from exercise of common stock options .................................                844,483             707,896
Net proceeds from common stock offering ........................................                      -          62,410,505
                                                                                         ---------------      --------------
     Net cash provided by financing activities .................................              2,741,301          63,118,401
                                                                                         ---------------      --------------

EFFECTS OF EXCHANGE RATES ON CASH ..............................................                 (8,188)                  -
                                                                                         ---------------      --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........................             (8,312,707)         61,444,157
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...............................             53,850,869          24,538,022
                                                                                         ---------------      --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................................     $       45,538,162          85,982,179
                                                                                         ===============      ==============

         (See accompanying notes to consolidated financial statements)

                                AstroPower, Inc.

                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (unaudited)

(1)  General

The accompanying consolidated financial statements for the three-month periods ended March 31, 2001 and 2000 have been prepared by AstroPower, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the financial position and operating results of the Company as of and for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The accompanying financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report Form 10-K for the year ended December 31, 2001. The results of operations for interim periods may not be indicative of the results that may be expected for the entire year.

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

(3)  Inventories

A summary of inventories is as follows:

                                      March 31, 2002          December 31, 2001
                                      --------------          -----------------
                                       (unaudited)

                Raw materials          $27,798,832             24,511,998
                Work-in-process          1,511,097              1,406,590
                Finished goods           1,770,928              1,997,562
                                       -----------             ----------
                                       $31,080,857             27,916,150
                                       ===========             ==========

4)   Debt

On March 7, 2001, the Company increased its available revolving line of credit with a financial institution from $3 million to $6 million. $4.5 of this $6 million facility was outstanding as of March 31, 2002. The facility bears interest at the financial institution's National Commercial Rate minus 0.25% (4.75% as of March 31, 2002). Security for the facility is accounts receivable. The Company is required to maintain a minimum working capital ratio, a minimum level of tangible net worth and a minimum total debt to net worth ratio; with which the Company is in compliance

Also, with the September 2001 acquisition of Atersa (note 5), the Company assumed obligations under existing term loans, which amounted to $1.8 million as of March 31, 2002. Additionally, the Company assumed obligations under existing lines of credit, which amounted to $2.6 million as of March 31, 2002.

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

Under the terms of the agreement, the Company acquired Atersa and Atersa's 50% stake in AstraSolar for $22.2 million in a stock and cash transaction. Atersa shareholders directly received approximately $12.8 million of the total consideration in cash. $1.5 million of direct acquisition costs were incurred by the Company. Also, certain shareholders received in aggregate, 183,984 restricted shares of the Company's common stock (valued at $7.9 million). The value of the common stock was determined based on the average market price of the Company's stock over the five-day period before and after the terms of the acquisition were agreed to and announced. Based on the preliminary allocation of the purchase price, the Company has originally estimated goodwill, at the date of acquisition to be $16.8 million ($16.1 million at March 31,2002 after the effects of exchange rates).

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

The Company adopted SFAS No. 141 effective July 1, 2001, and the transition provisions of SFAS No. 142 relating to non-amortization of goodwill associated with the acquisition of Atersa described in Note 5. Effective January 1, 2001 the Company fully adopted SFAS 142 and will perform its transitional test for goodwill impairment by June 30, 2002 as required by this statement. Additionally goodwill will be evaluated annually or sooner, if events or circumstances indicate that goodwill might be impaired.

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

In October 2001, the FASB issued statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 incorporated the disposal of a business segment into the framework of Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The statement also excludes goodwill that was included in statement No. 121 scope and provided refinement to cash flow estimations for defining any applicable impairment. This statement was adopted January 1, 2002 and did not have a material impact on our financial condition or results of operations.

(7) Subsequent Event

On May 8, 2002, the Company announced a three-for-two stock split to shareholders of record May 20, 2002, to be distributed on May 31, 2002. All share and per share information have been restated in the accompanying financial statements to give effect to the stock split. Had the stock split not occurred, basic and diluted net income per share would have been $0.14 and $0.13, respectively, for the three months ended March 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

General

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

Overview

We develop, manufacture, market and sell a range of solar electric power generation products, including solar cells, modules, panels and our SunChoice(TM) pre-packaged systems for the global marketplace. Through our Spanish subsidiary, Atersa, acquired on September 11, 2001, we provide solar electric power modules, balance-of-system components and provide system design and integration services. Atersa also designs and builds a full range of module manufacturing equipment. Solar cells are the core component inside every solar electric power system. Our products provide an environmentally friendly, reliable energy solution at the point of use and are sold for both off-grid and on-grid applications. In off-grid applications, our products provide the primary source of electric power for rural homes and villages and supply power for equipment in the telecommunications and transportation industries. In on-grid applications, our products provide a renewable source of alternative or supplemental electric power and provide reliable back-up power in the event of a utility outage. In addition to our solar power generation product offerings, we sell wholesale solar electric power under long-term purchase agreements through a joint venture with GPU International, Inc.

We currently generate product revenues from the sale of solar cells, modules, panels and pre-packaged systems. While the predominant source of our product revenues to date has been recycled wafer products, we are continuing a significant expansion of our Silicon-Film manufacturing capacity. We recognize product sales revenue upon shipment. Product sales represented 98.3% of total revenues for the three months ended March 31, 2002. Solar cell prices and manufacturing costs vary depending upon supply and demand in the market for solar cells and modules, order size, yields, the costs of raw materials, particularly reclaimed silicon wafers recycled from the semiconductor industry, and other factors.

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

For the three months ended March 31, 2002, 85% percent of our product revenues were generated by sales to customers located outside of the United States. We believe that international sales will continue to account for a significant portion of our product sales for the foreseeable future. Currently, sales from our US operations are denominated in U.S. dollars, and sales from our Spanish operations are generally denominated in Euros. Historically, foreign exchange rate fluctuations have not had a significant impact on our results of operations.

Solar cells that we manufacture are sold to original equipment manufacturers that assemble the solar cells into modules. In addition, we assemble and sell modules to distributors and value-added resellers. We also sell our SunChoice(TM) residential rooftop systems. The sale of modules and systems results in substantially more revenue to us per watt than the sale of solar cells due to the incremental value of the additional materials, labor and overhead. Accordingly, our product sales are affected not just by changes in total solar cells produced, but by changes in the sales mix among solar cells, modules and systems. The gross margin percentage for modules and systems are generally less than those of solar cells. As a result, changes in the product sales mix may also affect total product gross margin.

Results of Operations

Three Months Ended March 31, 2002 and 2001

Revenues -- Our total revenues were $20.7 million for the three months ended March 31, 2002, an increase of $6.4 million or 44.7% from 2001. Product sales were $20.4 million for the three months ended March 31, 2002, an increase of $6.8 million or 49.9% from 2001. Our increase in product sales was due to ongoing strong demand for our products and expansion of manufacturing capacity. Contract revenues were $342,000 for the three months ended March 31, 2002, a decrease of $382,000 or 52.7% from 2001. The principle cause of this decrease related to the fact that in the second half of 2001, we exceeded the employee limit of 500 which is the maximum number of employees allowable to qualify for Small Business Innovative Research (SBIR) contracts.

Gross profit -- Our gross profit was $7.0 million for the three months ended March 31, 2002, an increase of $2.7 million or 62.3% from 2001. Product gross profit for 2002 was $6.9 million, an increase of $2.8 million or 68.1% from 2001. Our product gross margin was 34.1% for the three months ended March 31, 2002. In the similar 2001 period, the product gross margin was 30.4%. The increase in product gross margin was due to manufacturing cost efficiencies as well as product mix. In the first quarter, our product mix is typically focused on solar cell sales, which carry higher product margins than modules and systems. In the 2002 period, our product mix was a bit more focused on solar cell sales than has historically been the case. Our gross profit on research contracts for the three months ended March 31, 2002 was $89,000, a decrease of $112,000 or 55.6% from the 2001 period.

Product development costs -- Our product development costs for the three months ended March 31, 2002 were $1.4 million, up $292,000 or 26.0% from 2001, as a result of increased levels of development efforts related to new products.

General and administrative expenses -- Our general and administrative expenses for the three months ended March 31, 2002 were $1.4 million, an increase of $250,000 or 21.5% from the similar 2001 period. The increase is primarily a result of an increase in personnel, higher salaries, professional fees and insurance expenses.

Selling expenses -- Our selling expenses for the three months ended March 31, 2002 were $1.6 million, an increase of $795,000 or 94.4% from 2001. The increase is due to higher salary costs as a result of additions to the sales and marketing staff, and higher travel expenditures. Such costs are attributable to the continued expansion of our SunChoice(TM) program, particularly, our Home Depot initiative which began in September 2001.

Interest expense -- Our interest expense for the three months ended March 31, 2002 was $93,000, as compared with $9,000 in the 2001 period. Interest expense has increased primarily due to borrowings of Atersa, our Spanish subsidiary acquired in 2001.

Interest income -- Our interest income for the three months ended March 31, 2002 was $470,000, as compared with $421,000 in the 2001 period. The increase in interest income is attributable to higher average balances as a result of our March 2001 public offering, which raised net proceeds of $62.5 million, offset by lower rates of return.

Income taxes -- Income tax expense for the three months ended March 31, 2002 was $919,000, as compared with income tax benefit of $651,000 in 2001, representing an effective rate of 31.5%. Our effective tax rate is lower than the statutory rates, principally as a result of research and experimentation tax credits and the benefit related to foreign sales.

Liquidity and Capital Resources

At March 31, 2002, we had cash of $45.5 million, as compared with $53.9 million at December 31, 2001. The decrease in the cash balance is primarily due to our capital expenditures, as part of our ongoing expansion of our manufacturing capacity, and changes in net working capital activities during the quarter.

For the past several years, we have been constrained by manufacturing capacity and, in response, have been adding equipment to increase capacity. Historically, the photovoltage industry has taken a number of years to make its new capacity fully productive. Our experience in making our new manufacturing equipment fully productive is approximately 9-18 months. At the end of 2001, we had 65 megawatts of manufacturing equipment in place. In late February 2002, we assumed occupancy of a new manufacturing and office facility. The manufacturing area of this facility contains space to allow the construction of an additional 125 megawatts over the next few years, bringing our total installed manufacturing equipment capacity to 190 megawatts.

Our sources of liquidity as of March 31, 2002 consist principally of cash of $45.5 million and an available bank credit line of $4.3 million. Any borrowings under our bank facility will be secured by account receivable. Borrowings outstanding under the bank credit lines as of March 31, 2002 were $7.1 million.

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

On May 8, 2002, the Company announced a three-for-two stock split to shareholders of record May 20, 2002, to be distributed on May 31, 2002. All share and per share information have been restated in the accompanying financial statements to give effect to the stock split. Had the stock split not occurred, basic and diluted net income per share would have been $0.14 and $0.13, respectively, for the three months ended March 31, 2002.

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

                                     AstroPower, Inc.

Date:  May 10, 2002                  By:  /s/        Allen M. Barnett
                                          --------------------------------------
                                                     Allen M. Barnett
                                           President and Chief Executive Officer

Date:  May 10, 2002                  By:  /s/        Thomas J. Stiner
                                          --------------------------------------
                                                     Thomas J. Stiner
                                              Senior Vice President and Chief
                                                     Financial Officer
                                               (Principal Financial Officer)