Form 10-Q
period 2002-06-30
ASTROPOWER INC
filed 2002-08-14
CIK 885672

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark one)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
                    for the three months ended June 30, 2002

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

                                AstroPower, Inc.
               FORM 10-Q FOR THE THREE MONTHS ENDED June 30, 2002

                                TABLE OF CONTENTS

                                                                                                            Page No.
                                                                                                            --------

                                    PART I: FINANCIAL INFORMATION
                                    -----------------------------

ITEM 1.  FINANCIAL STATEMENTS
         .   Consolidated Balance Sheets -
             June 30, 2002 (unaudited) and December 31, 2001 .........................................      1, 2

         .   Consolidated Statements of Income and Comprehensive Income (unaudited) -
             Three months and six months ended June 30, 2002 and 2001 ................................      3, 4

         .   Consolidated Statements of Cash Flows (unaudited) -
             Six months ended June 30, 2002 and 2001 .................................................         5

         .   Notes to Consolidated Financial Statements (unaudited) ..................................     6 - 8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS .........................................................    9 - 13

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT
         MARKET RISK .................................................................................        14

                                      PART II: OTHER INFORMATION
                                      --------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .........................................        15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................................................        15

         SIGNATURES ..................................................................................        16


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

                                ASTROPOWER, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                June 30,            Dec. 31
                                 ASSETS                                           2002               2001
-------------------------------------------------------------------------    ----------------    --------------
CURRENT ASSETS:
Cash and cash equivalents ...............................................       $ 39,947,669        53,850,869
Accounts receivable:
     Trade, net .........................................................         33,886,586        22,498,368
     Value-added tax and other ..........................................          1,389,400         1,699,530
Inventories .............................................................         38,318,882        27,916,150
Prepaid expenses ........................................................          3,304,818         1,063,661
Deferred tax asset ......................................................          4,204,132         4,204,132
                                                                             ----------------    --------------
         Total current assets ...........................................        121,051,487       111,232,710

INVESTMENT IN AFFILIATES ................................................          2,365,648         2,557,723

DEFERRED TAX ASSET ......................................................          1,229,341         1,361,513

PROPERTY AND EQUIPMENT, net of accumulated depreciation
     and amortization of $9,572,724 and $8,075,793 as of June 30,
     2002 and 2001, respectively ........................................         45,923,048        36,610,206

GOODWILL ................................................................         18,332,614        16,374,783
                                                                             ----------------    --------------

         Total assets ...................................................       $188,902,138       168,136,935
                                                                             ================    ==============

          See accompanying notes to consolidated financial statements.

                                ASTROPOWER, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                               June 30,          Dec. 31
                                                                                 2002              2001
                                                                            ---------------    ------------
                                                                             (unaudited)
                 LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------
CURRENT LIABILITIES:
Notes payable to banks .................................................      $ 11,877,844        5,214,050
Current installments of long-term debt .................................           887,022          630,059
Accounts payable .......................................................        16,611,536       10,164,979
Accrued payroll and payroll taxes ......................................         1,949,491        1,783,721
Accrued expenses .......................................................           774,548        1,396,116
                                                                            ---------------    ------------
          Total current liabilities ....................................        32,100,441       19,188,925

OTHER LIABILITIES:
Long-term debt, excluding current installments .........................         1,304,308        1,315,650
Other ..................................................................         1,363,168          972,454
                                                                            ---------------    ------------
          Total liabilities ............................................        34,767,917       21,477,029
                                                                            ---------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock ...........................................................           217,760          216,029
Additional paid-in capital .............................................       142,371,047      140,102,158
Retained earnings ......................................................         9,063,985        6,700,605
Accumulated comprehensive income .......................................         2,481,429         (358,886)
                                                                            ---------------    ------------
           Total stockholders' equity ..................................       154,134,221      146,659,906
                                                                            ---------------    ------------
                      Total liabilities and stockholders' equity .......      $188,902,138      168,136,935
                                                                            ===============    ============

          See accompanying notes to consolidated financial statements.

                                ASTROPOWER, INC.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                            Three Months Ended June 30
                                                           ----------------------------
                                                                   (unaudited)

                                                               2002            2001
                                                           ------------    ------------
REVENUES:
      Product sales ....................................   $ 20,101,830      15,294,686
      Research contracts ...............................        336,509         771,113
                                                           ------------    ------------
                Total revenues .........................     20,438,339      16,065,799

COST OF REVENUES:
      Product sales ....................................     14,424,738      10,609,107
      Research contracts ...............................        266,561         563,926
                                                           ------------    ------------
                Total cost of revenues .................     14,691,299      11,173,033
                                                           ------------    ------------
                Gross profit ...........................      5,747,040       4,892,766
OPERATING EXPENSES:
      Product development expenses .....................      1,497,671       1,196,535
      General and administrative expenses ..............      1,836,895       1,209,012
      Selling expenses .................................      2,163,371       1,030,516
      Litigation settlement related legal fees .........              -           8,704
                                                           ------------    ------------
                Income from operations .................        249,103       1,447,999
OTHER INCOME (EXPENSE):
      Interest expense .................................       (120,816)              -
      Interest income ..................................        347,145         948,017
      Other, net .......................................         54,163         (31,629)
                                                           ------------    ------------
                Total other income .....................        280,492         916,388
                                                           ------------    ------------
INCOME BEFORE INCOME TAXES .............................        529,595       2,364,387
INCOME TAX EXPENSE .....................................        164,175         709,320
                                                           ------------    ------------
NET INCOME .............................................   $    365,420       1,655,067
                                                           ============    ============

COMPREHENSIVE INCOME:
      Net income .......................................   $    365,420       1,655,067
      Foreign currency translation adjustments .........      3,215,336               -
                                                           ------------    ------------
COMPREHENSIVE INCOME ...................................   $  3,580,756       1,655,067
                                                           ============    ============

NET INCOME DATA:
      Net income per share - basic .....................   $       0.02            0.08
                                                           ============    ============
      Net income per share - diluted ...................   $       0.02            0.07
                                                           ============    ============
      Weighted average shares outstanding - basic ......     21,757,319      21,101,879
                                                           ============    ============
      Weighted average shares outstanding - diluted ....     23,634,781      23,351,085
                                                           ============    ============

          See accompanying notes to consolidated financial statements.

                                ASTROPOWER, INC.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                             Six Months Ended June 30
                                                                        ------------------------------------
                                                                                    (unaudited)

                                                                             2002                2001
                                                                        ----------------    ----------------
REVENUES:
      Product sales .................................................      $ 40,454,794          28,875,921
      Research contracts ............................................           678,980           1,495,319
                                                                        ----------------    ----------------
                Total revenues ......................................        41,133,774          30,371,240

COST OF REVENUES:
      Product sales .................................................        27,831,895          20,057,590
      Research contracts ............................................           519,900           1,087,295
                                                                        ----------------    ----------------
                Total cost of revenues ..............................        28,351,795          21,144,885
                                                                        ----------------    ----------------
                Gross profit ........................................        12,781,979           9,226,355
OPERATING EXPENSES:
      Product development expenses ..................................         2,914,415           2,321,220
      General and administrative expenses ...........................         3,250,886           2,370,465
      Selling expenses ..............................................         3,801,259           1,872,986
      Litigation settlement and related legal fees ..................                 -           3,782,945
                                                                        ----------------    ----------------
                Income from operations ..............................         2,815,419          (1,121,261)
OTHER INCOME (EXPENSE):
      Interest expense ..............................................          (214,284)             (8,668)
      Interest income ...............................................           817,292           1,368,855
      Other, net ....................................................            28,060             (43,709)
                                                                        ----------------    ----------------
                Total other income ..................................           631,068           1,316,478
                                                                        ----------------    ----------------
INCOME BEFORE INCOME TAXES ..........................................         3,446,487             195,217
INCOME TAX EXPENSE ..................................................         1,083,106              58,570
                                                                        ----------------    ----------------
NET INCOME ..........................................................      $  2,363,381             136,647
                                                                        ================    ================

COMPREHENSIVE INCOME:
    Net income ......................................................      $  2,363,381             136,647
    Foreign currency translation adjustments ........................         2,840,315                   -
                                                                        ----------------    ----------------
COMPREHENSIVE INCOME ................................................      $  5,203,696             136,647
                                                                        ================    ================

NET INCOME DATA:
      Net income per share - basic ..................................      $       0.11                0.01
                                                                        ================    ================
      Net income per share - diluted ................................      $       0.10                0.01
                                                                        ================    ================
      Weighted average shares outstanding - basic ...................        21,693,836          19,658,781
                                                                        ================    ================
      Weighted average shares outstanding - diluted .................        23,619,193          21,830,616
                                                                        ================    ================

          See accompanying notes to consolidated financial statements.

                                ASTROPOWER, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Six Months Ended June 30
                                                                                          ------------------------------------
                                                                                                      (unaudited)

                                                                                              2002                   2001
                                                                                          --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ....................................................................        $    2,363,381               136,647
   Adjustments to reconcile net income to net cash used in operating activities:--
         Deferred income taxes ...................................................             1,079,929                58,570
         Depreciation and amortization ...........................................             1,447,510               852,173
         Equity in (income) losses of affiliates .................................                (8,953)               49,668
         Amortization of unearned compensation                                                         -                43,709
         Changes in working capital items: .......................................
            Accounts receivable ..................................................           (13,271,725)             (955,725)
            Inventories ..........................................................            (9,894,387)           (4,901,673)
            Prepaid expenses .....................................................            (2,242,221)             (680,260)
            Accounts payable and accrued expenses ................................             8,221,917             4,495,277
            Accrued payroll and payroll taxes ....................................               135,070               185,814
            Other ................................................................               161,433                16,070
                                                                                          --------------        --------------
   Net cash used in operating activities .........................................        $  (12,008,046)             (699,730)
                                                                                          --------------        --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ..........................................................            (9,943,910)           (3,306,661)
   Investments in affiliates .....................................................               (38,299)           (2,011,750)
   Distribution from affiliate ...................................................               240,000                     -
                                                                                          --------------        --------------
   Net cash used in investing activities .........................................            (9,742,209)           (5,318,411)
                                                                                          --------------        --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings from lines of credit ...........................................             6,552,698                     -
   Repayment of borrowings .......................................................              (128,605)                    -
   Proceeds from exercise of common stock options ................................             1,417,825             1,806,722
   Net proceeds from common stock offering .......................................                     -            62,128,495
                                                                                          --------------        --------------
   Net cash provided by financing activities .....................................             7,841,918            63,935,217
                                                                                          --------------        --------------

EFFECTS ON EXCHANGE RATES ON CASH ................................................                 5,137                     -

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS .............................           (13,903,200)           57,917,076
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .................................            53,850,869            24,538,022
                                                                                          --------------        --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................................        $   39,947,669            82,455,098
                                                                                          ==============        ==============

          See accompanying notes to consolidated financial statements.

                                AstroPower, Inc.

                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (unaudited)

(1)  General

The accompanying consolidated financial statements for the three-month and six-month periods ended June 30, 2002 and 2001 have been prepared by AstroPower, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the financial position and operating results of the Company as of and for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The accompanying financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report Form 10-K for the year ended December 31, 2001. The results of operations for interim periods may not be indicative of the results that may be expected for the entire year.

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

(3)  Inventories

A summary of inventories is as follows:

                                     June 30, 2002          December 31, 2001
                                      (unaudited)
                                  ------------------     ----------------------
        Raw materials             $       33,070,961                 24,511,998
        Work-in-process                    1,764,912                  1,406,590
        Finished goods                     3,483,009                  1,997,562
                                  ------------------     ----------------------
                                  $       38,318,882                 27,916,150
                                  ==================     ======================

(4)  Debt

On March 7, 2001, the Company increased its available revolving line of credit with a financial institution from $3 million to $6 million, which was fully utilized as of June 30, 2002. The facility bears interest at the financial institution's National Commercial Rate minus 0.25% (4.75% as of June 30, 2002), is payable on demand and is secured by accounts receivable. The Company is required to maintain a minimum working capital ratio, a minimum level of tangible net worth and a minimum total debt to net worth ratio; with which the Company is in compliance at June 30, 2002.

Also, with the September 2001 acquisition of Atersa (note 5), the Company assumed obligations under existing term loans. Such Atersa obligations amounted to $1.9 million as of June 30, 2002. Additionally with the acquisition, the Company assumed lines of credit. These Atersa lines of credit outstanding amounted to $5.9 million as of June 30, 2002.

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

Under the terms of the agreement, the Company acquired Atersa and Atersa's 50% stake in AstraSolar for $22.2 million in a stock and cash transaction. Atersa shareholders directly received approximately $12.8 million of the total consideration in cash. $1.5 million of direct acquisition costs were incurred by the Company. Also, certain shareholders received in aggregate, 183,984 restricted shares of the Company's common stock (valued at $7.9 million). The value of the common stock was determined based on the average market price of the Company's stock over the five-day period before and after the terms of the acquisition were agreed to and announced. Based on the preliminary allocation of the purchase price, the Company has originally estimated goodwill, at the date of acquisition to be $16.8 million ($18.3 million at June 30, 2002 after the effects of exchange rates).

(6)  New Accounting Pronouncements

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No.
142. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

Effective July 1, 2001, the Company adopted SFAS No. 141 and the transition provisions of SFAS No. 142 relating to non-amortization of goodwill associated with the acquisition of Atersa described in Note 5. Effective January 1, 2002 the Company fully adopted SFAS No. 142. The Company performed its transitional test for goodwill impairment prior to June 30, 2002, as required by this statement. No goodwill impairment loss was recognized. Additionally goodwill will be evaluated annually or sooner, if events or circumstances indicate that goodwill might be impaired.

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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard addresses the accounting and reporting for costs of exit activities (including restructuring) and for the disposal of long-lived assets. The standard changes some of the criteria for recognizing a liability for these activities. It is effective beginning in 2003 with the liability recognition criteria under the standard applied prospectively. The Company is in the process of analyzing the potential impact of this statement on future transactions.

(7)  Stock Split

On May 8, 2002, the Company announced a three-for-two stock split effected in the form of a dividend to shareholders of record May 20, 2002, distributed on May 31, 2002. All prior year common stock, additional paid-in capital, share and per share information have been restated in the accompanying financial statements to give effect to the stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

General

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to revenue, accounts receivable, inventories and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

Revenue from product sales is recognized when products are shipped. Revenue related to the Company's fixed price, cost-plus, cost-sharing research contracts and other agreements are recognized at the time costs benefiting the contracts are incurred, which approximates the percentage of completion method. Provisions for estimated losses are made in the period in which losses are determined. Accounts receivable includes unbilled accounts receivable consisting of material, labor and overhead.

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

We currently generate product revenues from the sale of solar cells, modules, pre-packaged systems and system design and integration services. While the predominant source of our product revenues to date has been recycled wafer products, we are continuing a significant expansion of our Silicon-Film manufacturing capacity. We recognize product sales revenue upon shipment. Product sales represented 98.4% of total revenues for the three months ended June 30, 2002 and 98.6% of total revenues for the six months ended June 30, 2002. Solar cell prices and manufacturing costs vary depending upon supply and demand in the market for solar cells and modules, order size, yields, the costs of raw materials, particularly reclaimed silicon wafers recycled from the semiconductor industry, and other factors.

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

For the three and six months ended June 30, 2002, 71.6% and 78.8%, respectively of our product revenues were generated by sales to customers located outside of the United States. We believe that international sales will continue to account for a significant portion of our product sales for the foreseeable future. Currently, sales from our US operations are denominated in U.S. dollars, and sales from our Spanish operations are generally denominated in Euros. Historically, transactions denominated in foreign currency have not had a significant impact on our results of operations.

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

Due to our historical manufacturing constraints, we have traditionally carried low quantities of finished goods inventory. During the second quarter of 2002, our customer product allocation process was affected by difficulties in forecasting demand, principally in the German market. As a result, we were unable to sell finished goods of approximately $2 million in the three month period ended June 30, 2002, as the configurations and certifications for this product limited its ability to be immediately sold in other markets. Additionally, we experienced some disruptions to our module manufacturing lines in the quarter as a result of changes in customer product allocation. As our busines grows and becomes more complex, we beleive that slightly higher levels of finished goods inventory are desirable to allow for more efficient scheduling for our module factories. We believe that the additional finished goods inventory accumulated during the second quarter of 2002 represents an appropriate level, and do not anticipate significant increases or reductions from this level for the balance of the year.

Results of Operations

Three Months Ended June 30, 2002 and 2001

Revenues - Our total revenues were $20.4 million for the three months ended June 30, 2002, an increase of $4.4 million or 27.2% from 2001. Product sales were $20.1 million for the three months ended June 30, 2002, an increase of $4.8 million or 31.4% from 2001. Our increase in product sales was due to ongoing strong demand for our products and expansion of manufacturing capacity, including incremental revenues from our Spanish subsidiary Atersa, acquired in September 2001. The incremental revenues from Atersa for the three months ended June 30, 2002 amounted to less than 10% of consolidated revenues. Contract revenues were $337,000 for the three months ended June 30, 2002, a decrease of $435,000 or 56.4% from 2001. During 2001, the Company became ineligible for Small Business Innovative Research (SBIR) contracts due to the company exceeding the limit of 500 employees.

Gross profit - Our gross profit was $5.7 million for the three months ended June 30, 2002, an increase of $854,000 or 17.5% from 2001. Product gross profit for the three months ended June 30, 2002 was $5.7 million, an increase of $1.0 million or 21.1% from 2001. Our product gross margin was 28.2% for the three months ended June 30, 2002. In the similar 2001 period, the product gross margin was 30.6%. Our product gross margin declined due to lower product pricing as well as slightly higher product manufacturing costs. Our gross profit on research contracts for the three months ended June 30, 2002 was $70,000, a decrease of $137,000 or 66.2% from the 2001 period.

Product development costs - Our product development costs for the three months ended June 30, 2002 were $1.5 million, up $301,000 or 25.2% from 2001, as a result of increased levels of development efforts related to new products.

General and administrative expenses - Our general and administrative expenses for the three months ended June 30, 2002 were $1.8 million, an increase of $628,000 or 51.9% from the similar 2001 period. The increase is primarily a result of higher levels of salaries due to additions to personnel, rents, relocation costs, professional fees and insurance expenses.

Selling expenses - Our selling expenses for the three months ended June 30, 2002 were $2.2 million, an increase of $1.1 million or 109.9% from 2001. The increase is due to higher salary costs as a result of additions to the sales and marketing staff, increased rent expense, higher travel expenditures, and higher printing and advertising expenses; a large portion of which are related to our SunChoice program, and more specifically, the Home Depot expansion.

Interest expense - Our interest expense for the three months ended June 30, 2002 was $121,000, as compared with $-0- in the 2001 period. Interest expense has increased primarily due to borrowings of Atersa, our Spanish subsidiary acquired in 2001, as well as increased borrowings domestically.

Interest income - Our interest income for the three months ended June 30, 2002 was $347,000, as compared with $948,000 in the 2001 period. The decrease in interest income is attributable to lower average cash balances as well as lower interest rates.

Income taxes - The income tax expense for the three months ended June 30, 2002 was $164,000, representing an effective rate of 31.0%, as compared with income tax expense of $709,000 in 2001, representing an effective rate of 30.0%. The increase in income tax is primarily due to the tax benefit related to the prior year $3.5 million settlement with the U.S. government. Our effective tax rate is lower than the statutory rates, principally as a result of research and experimentation tax credits and the benefit of a Foreign Sales Corporation.

Results of Operations

Six Months Ended June 30, 2002 and 2001

Revenues - Our total revenues were $41.1 million for the six months ended June 30, 2002, an increase of $10.8 million or 35.4% from 2001. Product sales were $40.5 million for the six months ended June 30, 2002, an increase of $11.6 million or 40.1% from 2001. Our increase in product sales was due to ongoing strong demand for our products and expansion of manufacturing capacity, including incremental revenues from our Spanish subsidiary Atersa, acquired in September 2001. The incremental revenues from Atersa for the six months ended June 30, 2002 amounted to less than 10% of consolidated revenues. Contract revenues were $679,000 for the six months ended June 30, 2002, a decrease of $816,000 or 54.6% from 2001. During 2001, the Company became ineligible for Small Business Innovative Research (SBIR) contracts due to the company exceeding the limit of 500 employees.

Gross profit - Our gross profit was $12.8 million for the six months ended June 30, 2002, an increase of $3.6 million or 38.5% from 2001. Product gross profit for 2002 was $12.7 million, an increase of $3.8 million or 44.2% from 2001. Our product gross margin was 31.4% for the six months ended June 30, 2002. In the similar 2001 period, the product gross margin was 30.5%. Our gross profit on research contracts for the six months ended June 30, 2002 was $159,000, a decrease of $249,000 or 61.0% from the 2001 period.

Product development costs - Our product development costs for the six months ended June 30, 2002 were $2.9 million, up $600,000 or 25.6% from 2001, as a result of increased levels of development efforts related to new products.

General and administrative expenses - Our general and administrative expenses for the six months ended June 30, 2002 were $3.3 million, an increase of $880,000 or 37.1% from the similar 2001 period. The increase is primarily a result of higher levels of salaries due to additions to personnel, rents, relocation expenses, professional fees and insurance expenses.

Selling expenses - Our selling expenses for the six months ended June 30, 2002 were $3.8 million, an increase of $1.9 million or 103.0% from 2001. The increase is due to higher salary costs as a result of additions to the sales and marketing staff, increased rent expense, higher travel expenditures, and higher printing and advertising expenses; a large portion of which are related to our SunChoice program, and more specifically, the Home Depot expansion.

Interest expense - Our interest expense for the three months ended June 30, 2002 was $214,000 as compared with $9,000 in the 2002 period. Interest expense has increased primarily due to borrowings of Atersa, our Spanish subsidiary acquired in 2002, as well as additional domestic borrowings.

Interest income - Our interest income for the six months ended June 30, 2002 was $817,000, as compared with $1.4 million in the 2001 period. The decrease in interest income is attributable to lower average cash balances and lower interest rates.

Income taxes - The income tax expense for the six months ended June 30, 2002 was $1.1 million, representing an effective rate of 31.4%, as compared with income tax expense of $59,000 in 2001, representing an effective rate of 30.0%. The increase in income tax is primarily due to the tax benefit related to the prior year $3.5 million settlement with the U.S. government. Our effective tax rate is lower than the statutory rates, principally as a result of research and experimentation tax credits and the benefit of a Foreign Sales Corporation.

Net Income - Our net income for the six months ended June 30, 2002 was $2.4 million as compared with net income of $137,000 for the similar prior year period. The increase in net income is primarily the result of a non-recurring pre-tax charge of $3.5 million related to our litigation settlement in 2001 with the U.S. government.

Liquidity and Capital Resources

At June 30, 2002, we had cash of $39.9 million, as compared with $53.9 million at December 31, 2001. The decrease in the cash balance is primarily due to capital expenditures, as part of our ongoing expansion of our manufacturing capacity, and changes in net working capital activities (principally an increase in accounts receivable) during the quarter. Cash flow from operations for the six months ended June 30, 2002 was negative in the amount of $12.0 million, principally as a result of an increase in accounts receivable. The Company's plans are to reduce the levels of accounts receivable so as to improve cash flows from operations.

For the past several years, we have been constrained by manufacturing capacity and, in response, have been adding equipment and factory space to increase capacity. Historically, the photovoltaic industry has taken a number of years to make its new capacity fully productive. Our experience in making our new manufacturing equipment fully productive is approximately 9-18 months. At the end of 2001, we had 65 megawatts of manufacturing equipment in place. In late February 2002, we assumed occupancy of a new manufacturing and office facility. The manufacturing area of this facility contains space to allow the construction of an additional 125 megawatts over the next few years, which will bring our total installed manufacturing equipment capacity to 190 megawatts.

Our sources of liquidity as of June 30, 2002 consist principally of cash of $39.9 million and remaining available bank credit lines of $2.1 million. Any borrowings under our bank facility will be secured by accounts receivable. Borrowings outstanding under the bank credit lines as of June 30, 2002 were $11.9 million.

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

On May 8, 2002, the Company announced a three-for-two stock split to shareholders of record on May 20, 2002. All prior year share and per share information have been restated in the accompanying financial statements to give effect to the stock split.

We expect that our available cash balance, together with projected cash generated from operations and the available bank credit lines, will be sufficient to fund our activities for at least the next 24 months.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States and Spain and market our products in North America as well as in Europe, Asia, Africa and South America. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because a significant portion of our revenues are currently denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Our September 2001 acquisition of Atersa, whose revenues are generally denominated in Euros, may mitigate a portion of this risk. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the short-term nature of our investments, we believe that there is not a material risk exposure.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company's Annual Meeting of Shareholders was held on May 08, 2002 for the purpose of the following:

         1. To elect two directors to serve until the 2005 Annual Meeting of Shareholders.
         2. To amend our 1999 Stock Option Plan so as to increase the number of shares available under the Plan.
         3. To ratify the appointment of KPMG LLP as our independent accountants for the fiscal year 2002.

      Shareholders votes on these proposals follow:

Election of Directors:

      Name                   For                Against        Broker Non-Votes

Thomas J. Stiner          9,263,981             147,045               -
Clare E. Nordquist        9,269,048             140,278               -
                                                                      -

                                           For         Against     Abstain    Broker Non-Votes
Proposal to amend 1999 Stock Option      5,171,373     694,164     71,236             -
Plan

Proposal to ratify appointment of        9,201,981     189,794     19,351             -
independent accountants

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits

         99.1 Certificate of Chief Executive Officer and Chief Financial Officer (annexed hereto)

 There were no reports on Form 8-K filed during the quarter ended June 30, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               AstroPower, Inc.

Date: August 14 2002           By: /s/           Allen M. Barnett
                                   ---------------------------------------------
                                                 Allen M. Barnett
                                        President and Chief Executive Officer

Date: August 14 2002           By: /s/           Thomas J. Stiner
                                   ---------------------------------------------
                                                 Thomas J. Stiner
                               Senior Vice President and Chief Financial Officer
                                          (Principal Financial Officer)