Form 10-Q
period 2002-09-30
ASTROPOWER INC
filed 2002-11-13
CIK 885672

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the three months ended September 30, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-23657

AstroPower, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0315869 (IRS Employer Identification Number)
300 Executive Drive, Newark, Delaware (Address of principal executive offices)	19702-3316 (Zip Code)
302-366-0400 (Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

(Registrant became subject to filing requirements on February 12, 1998)

AstroPower, Inc.
FORM 10-Q FOR THE THREE MONTHS ENDED September 30, 2002

TABLE OF CONTENTS

		Page No.
PART I: FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	• Consolidated Balance Sheets—September 30, 2002 (unaudited) and December 31, 2001	2, 3
	• Consolidated Statements of Income and Comprehensive Income (unaudited)—Three months and nine months ended September 30, 2002 and 2001	4, 5
	• Consolidated Statements of Cash Flows (unaudited)—Nine months ended September 30, 2002 and 2001	6
	• Notes to Consolidated Financial Statements (unaudited)	7 - 9
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10 - 14
ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK	14
ITEM 4.	CONTROLS AND PROCEDURES	15

PART II: OTHER INFORMATION
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	15
	SIGNATURES	16
	CERTIFICATIONS	17-18

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

ASTROPOWER, INC.

CONSOLIDATED BALANCE SHEETS

	Sept. 30, 2002	Dec. 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,367,641	53,850,869
Accounts receivable:
Trade, net	38,313,457	22,498,368
Value-added tax and other	1,121,285	1,699,530
Inventories	44,070,386	27,916,150
Prepaid expenses	1,368,418	1,063,661
Deferred tax asset	4,205,624	4,204,132

Total current assets	120,446,811	111,232,710
Investment in affiliates	2,374,220	2,557,723
Deferred tax asset	1,144,224	1,361,513
Property, plant and equipment, net	51,781,855	36,610,206
Goodwill	16,637,355	16,374,783

Total assets	$192,384,463	168,136,935

See accompanying notes to consolidated financial statements

ASTROPOWER, INC.

CONSOLIDATED BALANCE SHEETS

	Sept. 30, 2002	Dec. 31, 2001
	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$13,114,654	5,214,050
Current installments of long-term debt	491,176	630,059
Accounts payable	16,535,197	10,164,979
Accrued payroll and payroll taxes	2,071,256	1,783,721
Accrued expenses	1,680,756	1,396,116

Total current liabilities	33,893,039	19,188,925
OTHER LIABILITIES:
Long-term debt, excluding current installments	2,755,020	1,315,650
Other	718,230	972,454
Total liabilities	37,366,289	21,477,029
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock	218,451	216,029
Additional paid-in capital	142,722,154	140,102,158
Retained earnings	9,897,810	6,700,605
Accumulated comprehensive income (loss)	2,179,759	(358,886)

Total stockholders' equity	155,018,174	146,659,906

Total liabilities and stockholders' equity	$192,384,463	168,136,935

See accompanying notes to consolidated financial statements.

ASTROPOWER, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended Sept. 30,
	2002	2001
	(unaudited)
REVENUES:
Product sales	$22,539,221	17,823,241
Research contracts	469,705	587,922

Total revenues	23,008,926	18,411,163
COST OF REVENUES:
Product sales	15,963,322	12,788,923
Research contracts	364,294	403,149

Total cost of revenues	16,327,616	13,192,072

Gross profit	6,681,310	5,219,091
OPERATING EXPENSES:
Product development expenses	1,604,921	1,408,658
General and administrative expenses	1,830,427	1,222,992
Selling expenses	2,445,546	1,296,669
Litigation settlement and related legal fees	—	24,954

Income from operations	800,416	1,265,818
OTHER INCOME (EXPENSE):
Interest expense	—	(17,986)
Interest income	283,562	852,532
Other, net	(41,695)	(26,884)

Total other income	241,867	807,662

INCOME BEFORE INCOME TAX EXPENSE	1,042,283	2,073,480
INCOME TAX EXPENSE	208,456	576,375

NET INCOME	$833,827	1,497,105

COMPREHENSIVE INCOME (EXPENSE):
Net income	$833,827	1,497,105
Foreign currency translation adjustments	(300,371)	197,162

COMPREHENSIVE INCOME	$533,456	1,694,267

NET INCOME DATA:
Net income per share—basic	$0.04	0.07

Net income per share—diluted	$0.04	0.06

Weighted average shares outstanding—basic	21,807,917	21,247,547

Weighted average shares outstanding—diluted	22,682,839	23,351,702

See accompanying notes to consolidated financial statements.

ASTROPOWER, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Nine Months Ended Sept. 30,
	2002	2001
	(unaudited)
REVENUES:
Product sales	$62,994,015	46,669,162
Research contracts	1,148,684	2,083,242

Total revenues	64,142,699	48,782,404
COST OF REVENUES:
Product sales	43,795,217	32,846,513
Research contracts	884,194	1,490,444

Total cost of revenues	44,679,411	34,336,957

Gross profit	19,463,288	14,445,447
OPERATING EXPENSES:
Product development expenses	4,519,336	3,729,878
General and administrative expenses	5,081,313	3,593,457
Selling expenses	6,246,805	3,169,655
Litigation settlement and related legal fees	—	3,807,900

Income from operations	3,615,834	144,557
OTHER INCOME (EXPENSE):
Interest expense	(214,284)	(26,653)
Interest income	1,100,853	2,221,387
Other, net	(13,636)	(70,594)

Total other income	872,933	2,124,140

INCOME BEFORE INCOME TAX AND EXPENSE	4,488,767	2,268,697
INCOME TAX EXPENSE	1,291,562	634,946

NET INCOME	$3,197,205	1,633,751

COMPREHENSIVE INCOME:
Net income	$3,197,562	1,633,751
Foreign currency translation adjustments	2,539,944	197,162

COMPREHENSIVE INCOME	$5,737,506	1,830,913

NET INCOME DATA:
Net income per share—basic	$0.15	0.08

Net income per share—diluted	$0.14	0.07

Weighted average shares outstanding—basic	21,731,863	20,188,370

Weighted average shares outstanding—diluted	23,308,478	22,335,800

See accompanying notes to consolidated financial statements.

ASTROPOWER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended Sept. 30,
	2002	2001
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,197,205	1,633,751
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	1,163,555	634,945
Depreciation and amortization	2,230,125	1,378,496
Equity in (income) losses of affiliates	(19,782)	70,594
Amortization of unearned compensation	—	49,668
Changes in working capital items:
Accounts receivable	(13,772,217)	550,488
Inventories	(15,932,433)	(7,137,321)
Prepaid expenses	(308,154)	(1,346,884)
Accounts payable and accrued expenses	6,232,991	(1,284,923)
Accrued payroll and payroll taxes	267,176	93,488
Other	521,242	20,112

Net cash used in operating activities	(16,420,292)	(5,337,586)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, net of cash acquired	—	(13,922,768)
Capital expenditures	(16,627,561)	(7,879,220)
Investments in affiliates	(34,786)	(2,017,750)
Distribution from affiliate	240,000	—

Net cash used in investing activities	(16,422,347)	(23,813,738)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from lines of credit	8,536,215	923,464
Repayment of borrowings	(128,605)	—
Proceeds from exercise of common stock options	1,768,325	2,042,281
Net proceeds from common stock offering	—	62,121,245

Net cash provided by financing activities	10,175,935	65,086,990

EFFECTS ON EXCHANGE RATES ON CASH	183,476	14,636
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(22,483,228)	35,950,302
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	53,850,869	24,538,022

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,367,641	60,488,324

See accompanying notes to consolidated financial statements.

AstroPower, Inc.
Notes to Consolidated Financial Statements
September 30, 2002
(unaudited)

(1)    General

        The accompanying consolidated financial statements for the three-month and nine-month periods ended September 30, 2002 and 2001 have been prepared by AstroPower, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the financial position, operating results and cash flows of the Company as of and for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The accompanying financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report Form 10-K for the year ended December 31, 2001. The results of operations for interim periods may not be indicative of the results that may be expected for the entire year.

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

(3)    Inventories

A summary of inventories is as follows:

	September 30, 2002	December 31, 2001
	(unaudited)
Raw materials	$37,032,181	24,511,998
Work-in-process	1,473,742	1,406,590
Finished goods	5,564,463	1,997,562

	$44,070,386	27,916,150

(4)    Debt

        On March 7, 2001, the Company increased its available revolving line of credit with a financial institution from $3 million to $6 million, which was fully utilized as of September 30, 2002. The facility bears interest at the financial institution's National Commercial Rate minus 0.25% (4.75% as of September 30, 2002), is payable on demand and is secured by accounts receivable. The Company is required to maintain a minimum working capital ratio, a minimum level of tangible net worth and a minimum total debt to net worth ratio; with which the Company is in compliance at September 30, 2002.

        Also, with the September 2001 acquisition of Atersa (note 5), the Company assumed obligations under existing term loans. Such Atersa obligations amounted to $3.2 million as of September 30, 2002. Additionally with the acquisition, the Company assumed lines of credit. These Atersa lines of credit outstanding amounted to $7.1 million as of September 30, 2002.

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

        Under the terms of the agreement, the Company acquired Atersa and Atersa's 50% stake in AstraSolar for $22.2 million in a stock and cash transaction. Atersa shareholders directly received approximately $12.8 million of the total consideration in cash. $1.5 million of direct acquisition costs were incurred by the Company. Also, certain shareholders received in aggregate, 183,984 restricted shares of the Company's common stock (valued at $7.9 million). The value of the common stock was determined based on the average market price of the Company's stock over the five-day period before and after the terms of the acquisition were agreed to and announced. Based on the final allocation of the purchase price, goodwill is $16.6 million.

(6)    Recent Accounting Pronouncements

        In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

        Effective July 1, 2001, the Company adopted Statement No. 141 and the transition provisions of Statement No. 142 relating to non-amortization of goodwill associated with the acquisition of Atersa described in Note 5. Effective January 1, 2002 the Company fully adopted Statement No. 142. The Company performed its transitional test for goodwill impairment prior to June 30, 2002, as required by this statement. No goodwill impairment loss was recognized. Additionally, goodwill will be evaluated annually or sooner, if events or circumstances indicate that goodwill might be impaired.

        In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations". Statement No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement No. 143 requires recognition of a liability at fair value and an increase to the carrying value of the related asset for any retirement obligation. This amount would then be amortized over the life of the asset. The liability would be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows. This statement is effective January 1, 2003. Management does not expect adoption of this statement to have a material impact on our financial condition or results of operations.

        In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 144 incorporated the disposal of a business segment into the framework of Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement also excludes goodwill that was included in Statement No. 121 scope and provided refinement to cash flow estimations for defining any applicable impairment. This statement was adopted January 1, 2002 and did not have a material impact on our financial condition or results of operations.

        In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard addresses the accounting and reporting for costs of exit activities (including restructuring) and for the disposal of long-lived assets. The standard changes some of the criteria for recognizing a liability for these activities. It is effective beginning in 2003 with the liability recognition criteria under the standard applied prospectively. Management does not expect adoption of this statement to have a material impact on our financial condition or results of operations.

(7)    Stock Split

        On May 8, 2002, the Company announced a three-for-two stock split effected in the form of a dividend to shareholders of record May 20, 2002, distributed on May 31, 2002. All prior period common stock, additional paid-in capital, share and per share information have been restated in the accompanying consolidated financial statements to give effect to the stock split.

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

Revenue Recognition

        Revenue from product sales is recognized when products are shipped. Revenue related to the Company's fixed price, cost-plus, cost-sharing research contracts and other agreements are recognized at the time costs benefiting the contracts are incurred, which approximates the percentage of completion method. Provisions for estimated losses are made in the period in which losses are determined. Accounts receivable includes unbilled accounts receivable consisting of material, labor and overhead which were $2,861,926 at September 30, 2002 and $1,942,000 at December 31, 2001.

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

Income Taxes

        We account for income taxes in accordance with Statement No. 109, "Accounting for Income Taxes" which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Statement No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We review the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required.

Overview

        We develop, manufacture, market and sell a range of solar electric power generation products, including solar cells, modules, panels and our SunChoice™ pre-packaged systems for the global marketplace. Through our Spanish subsidiary, Atersa, acquired on September 11, 2001, we provide solar electric power modules, balance-of-system components and provide system design and integration services. Atersa also designs and builds a full range of module manufacturing equipment.

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

        We currently generate product revenues from the sale of solar cells, modules, pre-packaged systems and system design and integration services. While the predominant source of our product revenues to date has been recycled wafer products, we are continuing a significant expansion of our Silicon-Film manufacturing capacity. We recognize product sales revenue upon shipment. Product sales represented 98% of total revenues for the three and nine months ended September 30, 2002. Solar cell prices and manufacturing costs vary depending upon supply and demand in the market for solar cells and modules, order size, yields, the costs of raw materials, particularly reclaimed silicon wafers recycled from the semiconductor industry, and other factors.

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

        For the three and nine months ended September 30, 2002, 62% and 73%, respectively of our product revenues were generated by sales to customers located outside of the United States. We believe that international sales will continue to account for a significant portion of our product sales for the foreseeable future. Currently, sales from our US operations are denominated in U.S. dollars, and sales from our Spanish operations are generally denominated in Euros. Historically, transactions denominated in foreign currency have not had a significant impact on our results of operations.

        Solar cells that we manufacture are sold to original equipment manufacturers that assemble the solar cells into modules. In addition, we assemble and sell modules to distributors and value-added resellers. We also sell our SunChoice™ residential rooftop systems. The sale of modules and systems results in substantially more revenue to us per watt than the sale of solar cells due to the incremental value of the additional materials, labor and overhead. Accordingly, our product sales are affected not just by changes in total solar cells produced, but by changes in the sales mix among solar cells, modules and systems. The gross margin percentage for modules and systems are generally less than those of solar cells. As a result, changes in the product sales mix may also affect total product gross margin.

Results of Operations

Three Months Ended September 30, 2002 and 2001

        Revenues—Our total revenues were $23.0 million for the three months ended September 30, 2002, an increase of $4.6 million or 25.0% from 2001. Product sales were $22.5 million for the three months ended September 30, 2002, an increase of $4.7 million or 26.5% from 2001. Our increase in product sales was due to demand for our products, expansion of manufacturing capacity, including incremental revenues from our Spanish subsidiary Atersa, acquired in September 2001. During the third quarter of 2002, weakness in the German photovoltaic market caused our shipments into Germany to decline from the similar period in 2001. This reduced demand from Germany was offset by growth of shipments into other geographical areas, principally Asia, Africa and North America.

The incremental revenue from Atersa for the three months ended September 30, 2002 amounted to approximately 12% of consolidated revenues. Contract revenues were $470,000 for the three months ended September 30, 2002, a decrease of $118,000 or 20.1% from 2001. During 2001, the Company became ineligible for Small Business Innovative Research (SBIR) contracts due to the company exceeding the limit of 500 employees.

        Gross profit—Our gross profit was $6.7 million for the three months ended September 30, 2002, an increase of $1.5 million or 28.0% from 2001. Product gross profit for the three months ended September 30, 2002 was $6.6 million, an increase of $1.5 million or 30.6% from 2001. Our product gross margin was 29.2% for the three months ended September 30, 2002. In the similar 2001 period, the product gross margin was 28.2%. Product gross margin was positively affected by increased manufacturing volumes, offset somewhat by the effects of product mix. Our gross profit on research contracts for the three months ended September 30, 2002 was $105,000, a decrease of $79,000 or 42.7% from the 2001 period, as a result of exceeding the SBIR limit.

        Product development costs—Our product development costs for the three months ended September 30, 2002 were $1.6 million, up $196,000 or 13.9% from 2001, as a result of increased levels of development efforts related to new products.

        General and administrative expenses—Our general and administrative expenses for the three months ended September 30, 2002 were $1.8 million, an increase of $607,000 or 49.7% from the similar 2001 period. The increase is primarily a result of higher levels of salaries due to additions to personnel, rents, professional fees and insurance expenses.

        Selling expenses—Our selling expenses for the three months ended September 30, 2002 were $2.4 million, an increase of $1.1 million or 88.6% from 2001. The increase is due to higher salary costs as a result of additions to the sales and marketing staff, increased rent expense, higher travel expenditures, and higher printing and advertising expenses; a large portion of which are related to our SunChoice program, and in particular, the expansion of our program with Home Depot.

        Interest income—Our interest income for the three months ended September 30, 2002 was $284,000, as compared with $853,000 in the 2001 period. The decrease in interest income is attributable to lower average cash balances as well as lower interest rates.

        Income taxes—The income tax expense for the three months ended September 30, 2002 was $208,000, representing an effective rate of 20.0%, as compared with income tax expense of $576,000 in 2001, representing an effective rate of 27.8%. Our effective tax rate is lower than the statutory rates, principally as a result of research and experimentation tax credits and the benefit of a Foreign Sales Corporation, and is influenced by the relationship of such credits to pre-tax income.

Results of Operations

Nine Months Ended September 30, 2002 and 2001

        Revenues—Our total revenues were $64.1 million for the nine months ended September 30, 2002, an increase of $15.4 million or 31.5% from 2001. Product sales were $63.0 million for the nine months ended September 30, 2002, an increase of $16.3 million or 34.9% from 2001. Our increase in product sales was due to demand for our products, expansion of manufacturing capacity, including incremental revenues from our Spanish subsidiary Atersa, acquired in September 2001. The incremental revenue from Atersa for the nine months ended September 30, 2002 amounted to less than 10% of consolidated revenues. Contract revenues were $1.1 million for the nine months ended September 30, 2002, a decrease of $935,000 or 44.9% from 2001. During 2001, the Company became ineligible for Small Business Innovative Research (SBIR) contracts due to the company exceeding the limit of 500 employees.

        Gross profit—Our gross profit was $19.5 million for the nine months ended September 30, 2002, an increase of $5.0 million or 34.7% from 2001. Product gross profit for 2002 was $19.2 million, an increase of $5.4 million or 38.6% from 2001. Our product gross margin was 30.5% for the nine months ended September 30, 2002. In the similar 2001 period, the product gross margin was 29.6%. Our gross profit on research contracts for the nine months ended September 30, 2002 was $265,000, a decrease of $328,000 or 55.4% from the 2001 period, due to a reduction in revenues caused by exceeding the SBIR limit.

        Product development costs—Our product development costs for the nine months ended September 30, 2002 were $4.5 million, up $790,000 or 21.2% from 2001, as a result of increased levels of development efforts related to new products.

        General and administrative expenses—Our general and administrative expenses for the nine months ended September 30, 2002 were $5.1 million, an increase of $1.5 million or 41.4% from the similar 2001 period. The increase is primarily a result of higher levels of salaries due to additions to personnel, rents, relocation expenses related to new hires, professional fees and insurance expenses.

        Selling expenses—Our selling expenses for the nine months ended September 30, 2002 were $6.2 million, an increase of $3.1 million or 97.1% from 2001. The increase is due to higher salary costs as a result of additions to the sales and marketing staff, increased rent expense, higher travel expenditures, and higher printing and advertising expenses; a large portion of which are related to our SunChoice program, and in particular, the expansion of our program with Home Depot.

        Interest expense—Our interest expense for the three months ended September 30, 2002 was $214,000 as compared with $27,000 in the 2002 period. Interest expense has increased primarily due to borrowings of Atersa, our Spanish subsidiary acquired in 2001, as well as additional domestic borrowings.

        Interest income—Our interest income for the nine months ended September 30, 2002 was $1.1 million, as compared with $2.2 million in the 2001 period. The decrease in interest income is attributable to lower average cash balances and lower interest rates.

        Income taxes—The income tax expense for the nine months ended September 30, 2002 was $1.3 million, representing an effective rate of 28.8%, as compared with income tax expense of $635,000 in 2001, representing an effective rate of 28.0%. Our effective tax rate is lower than the statutory rates, principally as a result of research and experimentation tax credits and the benefit of a Foreign Sales Corporation and is influenced by the relationship of such credits to pre-tax income.

        Net Income—Our net income for the nine months ended September 30, 2002 was $3.2 million as compared with net income of $1.6 million for the similar prior year period. The increase in net income is primarily the result of a non-recurring pre-tax charge of $3.8 million in 2001 related to our litigation settlement with the U.S. government.

Liquidity and Capital Resources

        At September 30, 2002, we had cash and cash equivalents of $31.4 million, as compared with $53.9 million at December 31, 2001. The decrease in the cash balance is primarily due to capital expenditures, as part of our ongoing expansion of our manufacturing capacity, and changes in net working capital activities (principally an increase in accounts receivable and inventories) during the year. Cash flow from operations for the nine months ended September 30, 2002 was negative in the amount of $16.4 million, principally as a result of an increase in accounts receivable and inventories. The Company has taken action to reduce the level of accounts receivable so as to improve cash flow from operations, although the prior softness in the German market has put upward pressure on accounts receivable.

        For the past several years, we have been constrained by manufacturing capacity and, in response, have been adding equipment and factory space to increase capacity. Historically, the photovoltaic industry has taken a number of years to make its new capacity fully productive. Our experience in making our new manufacturing equipment fully productive is approximately 9-18 months. At the end of 2001, we had 65 megawatts of manufacturing equipment in place. In late February 2002, we assumed occupancy of a new manufacturing and office facility. The manufacturing area of this facility contains space to allow the construction of an additional 125 megawatts over the next few years, which will bring our total installed manufacturing equipment capacity to 190 megawatts. Our capital expenditures for this expansion during the nine months ended September 30, 2002 were approximately $16.6 million. Financing activities during this period consisted of bank borrowings of $8.4 million and proceeds from the exercise of stock options of $1.8 million.

        Our sources of liquidity as of September 30, 2002 consist principally of cash and cash equivalents of $31.4 million and remaining available bank credit lines of $1 million. Any borrowings under our bank facility will be secured by accounts receivable. Borrowings outstanding under the bank credit lines as of September 30, 2002 were $13.1 million. Our Board of Directors has authorized the guarantee of up to 8.2 million euros ($8.0 million at September 30, 2002) of Atersa's borrowings. To date no guarantees have been issued.

        On September 11, 2001, the Company acquired all of the outstanding stock of Aplicaciones Tecnicas de la Energia, S.A., commonly known as Atersa, a privately held company based in Valencia, Spain for $22.2 million. As part of the transaction, the Company also acquired Atersa's 50% equity stake in AstraSolar, a Spanish solar cell manufacturing joint venture between the Company and Atersa. Atersa is a leading manufacturer of solar electric power modules and balance-of- system components, as well as a provider of system design and integration services. Atersa also designs and builds a full range of module manufacturing equipment.

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

        On May 8, 2002, the Company announced a three-for-two stock split to shareholders of record on May 20, 2002. All prior period share and per share information have been restated in the accompanying consolidated financial statements to give effect to the stock split.

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

ITEM 4.    CONTROLS AND PROCEDURES

        Within ninety days prior to the filing of this Report, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures which are designed to ensure that the Company records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, they concluded that, as of the date of the evaluation, the Company's disclosure controls are effective. Since the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls.

Part II—Other Information

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
99.1	Certification of Chief Executive Officer (annexed hereto)
99.2	Certification of Chief Financial Officer (annexed hereto)

        There were no reports on Form 8-K filed during the quarter ended September 30, 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTROPOWER, INC.
Date: November 13, 2002	By:	/s/ ALLEN M. BARNETT Allen M. Barnett President and Chief Executive Officer
Date: November 13, 2002	By:	/s/ THOMAS J. STINER Thomas J. Stiner Senior Vice President and Chief Financial Officer (Principal Financial Officer)

CERTIFICATION

I, Allen M. Barnett, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of AstroPower, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ ALLEN M. BARNETT Allen M. Barnett President and Chief Executive Officer

CERTIFICATION

I, Thomas J. Stiner, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of AstroPower, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ THOMAS J. STINER Thomas J. Stiner Senior Vice President and Chief Financial Officer

QuickLinks

AstroPower, Inc. FORM 10-Q FOR THE THREE MONTHS ENDED September 30, 2002 TABLE OF CONTENTS
ASTROPOWER, INC. CONSOLIDATED BALANCE SHEETS
ASTROPOWER, INC. CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
ASTROPOWER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
AstroPower, Inc. Notes to Consolidated Financial Statements September 30, 2002 (unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  Part II—Other Information
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION